Form 10-Q
period 1996-03-31
IDM ENVIRONMENTAL CORP
filed 1996-05-15
CIK 909792

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


(Mark one)

[/X/] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


               For the transition period from ________to________.


                           Commission File No. 0-23900


                             IDM ENVIRONMENTAL CORP.
              ------------------------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)


                 NEW JERSEY                             22-2194790
         ----------------------------        ---------------------------------
         (State or other jurisdiction        (IRS Employer Identification No.)
       of incorporation or organization)



              396 WHITEHEAD AVENUE, SOUTH RIVER, NEW JERSEY 08882
              ---------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 390-9550
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No
             -----

     As of May 1, 1996, 6,797,966 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                     INDEX

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - March 31, 1996 and December 31, 1995 . . . . . .    1

                Consolidated Statements of Operations - For the three months ended March 31,
                1996 and March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

                Consolidated Statements of Cash Flows - For the three months ended March 31,
                1996 and March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

                Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .    4

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .    9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                          PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                               March 31,      December 31,
                                                                                 1996            1995
                                                                               ---------      ------------
ASSETS
  Current Assets:
  Cash and cash equivalents                                                  $  104,041       $    83,286
  Accounts receivable, net of allowance for doubtful accounts of $200,000     8,013,236         6,616,130
  Notes receivable - current                                                  1,528,479         1,596,559
  Inventory                                                                   1,482,517         1,482,517
  Costs and estimated earnings in excess of billings                          3,430,080         3,634,052
  Prepaid expenses                                                              471,761           710,706
  Bonding deposits                                                              833,163           883,163
  Deferred income taxes                                                         442,600           652,600
  Recoverable income taxes                                                    1,095,167         1,114,442

  Due from officers                                                             670,580          548,488
  Other current assets                                                           55,333           55,238
                                                                            -----------      -----------
     Total Current Assets                                                    18,126,957       17,377,181
                                                                            -----------      -----------

Notes Receivable - long term                                                  1,596,559        1,596,559
Deferred Issuance Costs, net                                                    207,881          506,586
Property, Plant and Equipment, net                                            2,859,112        2,547,406
                                                                            -----------      -----------

                                                                            $22,790,509      $22,027,732
                                                                            -----------      -----------
                                                                            -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                         $   322,184      $   327,974
  Accounts payable and accrued expenses                                       5,694,292        5,836,510
  Billings in excess of costs and estimated earnings                          1,272,245          919,575
  Income taxes payable                                                              -                -
                                                                            -----------      -----------
     Total Current Liabilities                                                7,288,721        7,084,059
                                                                            -----------      -----------
Long-Term Debt                                                                2,032,385        4,004,142
                                                                            -----------      -----------
Commitments and Contingencies

Stockholders' Equity:
  Common stock, authorized 20,000,000 shares $.001 par value, issued
   and outstanding 6,797,359 in 1996 and 6,200,079 in 1995                        6,797            6,200
  Additional paid-in capital                                                 15,376,585       13,693,895
  Retained earnings (deficit)                                                (1,913,979)      (2,760,564)
                                                                            -----------      -----------
                                                                             13,469,403       10,939,531
                                                                            -----------      -----------

                                                                            $22,790,509      $22,027,732
                                                                            -----------      -----------
                                                                            -----------      -----------


- - --------------------------------------------------------------------------
The accompanying notes are an integral part of theses financial statements

                  IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------
                                                               1996             1995
                                                           ----------      -----------
Revenue:
  Sale of equipment                                               -        $   513,791
  Contract income                                           7,416,798        5,433,198
  Sale of scrap                                                65,047           62,240
  Miscellaneous                                                   -                -
                                                          -----------      -----------
                                                            7,481,845        6,009,229
                                                          -----------      -----------
Cost of Sales:
  Cost of equipment sales                                         -            220,287
  Direct job costs                                          4,564,141        5,542,172
                                                          -----------      -----------
                                                            4,564,141        5,762,459
                                                          -----------      -----------


Gross Profit                                                2,917,704          246,770
                                                          -----------      -----------

Operating Expenses:
  General and administrative expenses                       1,652,783        1,903,651
  Depreciation and amortization                               211,161           96,627
                                                          -----------      -----------
                                                            1,863,944        2,000,278
                                                          -----------      -----------

Income (Loss) from Operations                               1,053,760       (1,753,508)


Other Income (Expense):
  Interest income(expense)                                      2,825           96,946
                                                          -----------      -----------

Income (Loss) before Provision (Credit) for Income Taxes    1,056,585       (1,656,562)


Provision (Credit) for Income Taxes                           210,000         (660,000)
                                                          -----------      -----------

Net Income (Loss)                                         $   846,585      $  (996,562)
                                                          -----------      -----------
                                                          -----------      -----------

Earnings (Loss) per Share:
  Primary earnings (loss) per sha                               $0.13           $(0.14)
                                                          -----------      -----------
                                                          -----------      -----------

  Fully diluted earnings (loss) per                             $0.13           $(0.14)
                                                          -----------      -----------
                                                          -----------      -----------


  Primary common shares outstanding                         6,640,934        6,979,430
                                                          -----------      -----------
                                                          -----------      -----------

  Fully diluted common shares outstanding                   6,640,934        6,979,430
                                                          -----------      -----------
                                                          -----------      -----------

- - --------------------------------------------------------------------------
The accompanying notes are an integral part of theses financial statements

                     IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                        1996           1995
                                                   -----------      ----------
Cash Flows from Operating Activities:
  Net income (loss)                                $   846,585      $(996,562)
  Adjustments to reconcile net income (loss)
   to net cash (used in) operating ctivities:
      Deferred Taxes                                   210,000          -
      Depreciation and amortization                    211,161         96,627

      Decrease (Increase) In:
        Accounts receivable                         (1,397,106)    (2,967,115)
        Inventory                                        -               (347)
        Notes receivable                                68,080          -
        Costs and estimated earnings in excess
         of billings                                   203,972      1,298,053
        Prepaid expenses and other current assets      238,945        161,158
        Bonding deposits                                50,000        215,304
        Recoverable income taxes                        19,275       (155,963)
        Due from officers                             (122,092)
        Other current assets                               (95)

      Increase (Decrease) In:
        Accounts payable and accrued expenses         (113,318)    (1,877,132)
        Billings in excess of costs and estimated
         earnings                                      352,670        239,680
        Income taxes payable                              -          (477,600)
                                                   -----------      ----------
          Net cash (used in) operating activities      568,077     (4,463,897)
                                                   -----------      ----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment        (476,101)      (299,886)
  Increase (decrease) of officers loans                   -           (50,872)
                                                   -----------      ----------
      Net cash (used in) investing activities         (476,101)      (350,758)
                                                   -----------      ----------

Cash Flows from Financing Activities:
  Principal payments and current maturities of
   long-term debt                                      (85,880)       (39,806)
  Issuance of common stock upon exercise of
   stock options                                        14,659
                                                   -----------      ----------
      Net cash provided by financing activities        (71,221)       (39,806)
                                                   -----------      ----------
Increase (Decrease) in Cash and Cash Equivalents        20,755     (4,854,461)

Cash and Cash Equivalents, beginning of period          83,286      5,068,325
                                                   -----------      ----------
Cash and Cash Equivalents, end of year             $   104,041     $  213,864
                                                   -----------      ----------
                                                   -----------      ----------
Supplementary Disclosures of Cash Flow
 Information:

Cash paid during the year for:
  Interest expense                                 $     8,909      $   3,239
                                                   -----------      ----------
                                                   -----------      ----------
  Income taxes                                             -             -
                                                   -----------      ----------
                                                   -----------      ----------
Supplemental Disclosure of Noncash Investing and
 Financing Activities:
  Property, plant and equipment financing                  -        $  15,456
                                                   -----------      ----------
                                                   -----------      ----------
  Conversion of convertible promissory notes to
   common stock                                    $ 1,668,628
                                                   -----------      ----------
                                                   -----------      ----------




   The accompanying notes are an integral part of theses financial statements

                       IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)



1. The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of IDM Environmental Corp. and its majority owned subsidiary companies. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1996.

2. On April 1, 1996, Frank Falco, the Chairman of the Board of Directors and Chief Operating Officer of the Company, surrendered 92,214 shares of his common stock in repayment of his officer's loan in the amount of $670,580.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report.

FIRST QUARTER OF 1996 COMPARED WITH FIRST QUARTER OF 1995

The Company's total revenues increased by approximately 24.5% from $6,009,000 for the quarter ended March 31, 1995 to $7,482,000 for the quarter ended March 31, 1996. Contract service income increased during the quarter by 36.5% from $5,433,000 in 1995 to $7,417,000 in 1996. The increase in contract service income and total revenues is attributable to the Company's successfully bidding on and performing a larger number of larger dollar volume contracts. Surplus equipment and scrap sales revenues decreased by 88.7% from $576,000 in 1995 to $65,000 in 1996. The decrease in surplus equipment and scrap sales revenues was attributable to the sale in a single transaction of $4,000,000 worth of surplus equipment to UPE in the third quarter of 1995.

Direct job costs decreased by approximately 17.6% from $5,542,000 for the quarter ended March 31, 1995 to $4,564,000 for the same period in 1996. The primary elements of such decrease in job costs were job salaries and material and supplies. The decrease in job costs was attributable to the fact that the first quarter of 1995 included an adjustment for $1.3 million in additional shipping costs for the FFC Jordan Fertilizer Company contract. Cost of equipment sales decreased from $220,000 in 1995 to $0 in 1996. The decrease in cost of equipment sales was attributable to the UPE sale mentioned previously.

While total revenues increased by 24.5% for the quarter, general and administrative expenses decreased from $1,904,000 during the quarter ended March 31, 1995 to $1,653,000 during the same period in 1996. The decrease in general and administrative expense was primarily attributable to two refunds of insurance premiums totaling $90,000 as a result of audits on prior years premiums. Also, advertising and travel and entertainment expenses were $19,000 and $72,000 less then for the same period in the prior year.

In addition to its operating income and expenses, the Company reported net interest income of $3,000 for the quarter ended March 31, 1996 as compared to net interest income of $97,000 for the same period in 1995. The decrease in net interest income/expense was attributable to $31,000 in interest expense which accrued on $1,750,000 of indebtedness which remained outstanding during the quarter out of the $5,000,000 of convertible notes issued in the third quarter of 1995 and an increase in interest expense due to the additional $450,000 in equipment financing compared to the same period last year.

As a result of the foregoing, the Company reported income before taxes of $1,057,000 and net income of $847,000 for the quarter ended March 31, 1996 as compared to a loss before taxes of $1,656,000 and a net loss of $997,000 for the same quarter in 1995.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

At March 31, 1996, the Company had a backlog totaling approximately $50 million compared to a backlog of approximately $47 million at March 31, 1995. The largest component of the Company's backlog at March 31, 1996 was $25 million for a paper plant relocation to the People's Republic of China.

In addition to its existing backlog, the Company is presently bidding on, and intends to bid on numerous projects to replace revenues from projects which will be completed during 1996 and to increase the total dollar volume of projects under contract. Management anticipates that the Company's efforts to bid on and secure new contracts will focus on projects which can be readily serviced from the three regional offices opened by the Company during 1994 and 1995. In addition, the Company has submitted proposals on several large international plant relocation projects. The Company's regional offices, particularly the Oak Ridge, Tennessee and Los Alamos, New Mexico offices are strategically located in areas having a high concentration of prospective public and private remediation sites. While bidding to perform services at such sites is expected to be highly competitive, management believes that the Company's existing presence on projects at these locations combined with its proven expertise and resources will enhance the Company's chances of successfully bidding on substantial new projects.

The Company had working capital of $ 10,838,000, including cash and cash equivalents balances of $104,000 at March 31, 1996. This compares to working capital of $10,293,000 and a cash balance of $83,000 at December 31, 1995. The increase in working capital and cash is attributable to the income for the quarter.

Approximately $833,000 of the Company's working capital at March 31, 1996 consisted of cash performance bonds and related refundable deposits which the Company had posted in connection with the performance of various projects which are expected to be completed within twelve months, at which time such deposits are expected to be released to the Company.

Additionally, $1,483,000 of the Company's working capital at March 31, 1996 consisted of surplus equipment inventory. Such inventory level compares to the same amount at December 31, 1995.

At March 31, 1996, the Company's only long term debt other than the convertible notes was $605,000 in installment debt secured by job equipment.

Other than funding the Company's bonding and other job costs the Company does not anticipate any substantial demands on the liquidity or capital resources of the Company during the following twelve months.

Management believes that the Company's working capital is sufficient to meet the Company's anticipated needs for at least the following twelve months, including the performance of all existing contracts of the Company. However, as the Company is presently pursuing bids on multiple large projects, the Company may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs if the volume and size of projects being performed by the Company increases substantially. While the Company is conducting ongoing discussions with various potential lenders with a view to establishing available bank lines of credit if and when needed to support future growth, the Company presently has no commitments from any bank or other lender to provide financing if such financing becomes necessary to support growth.

                         PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

            None

    (b)     Reports on Form 8-K

            None

                                SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IDM ENVIRONMENTAL CORP.


Dated: May 13, 1996                    By: /S/ Joel Freedman
                                           -----------------------------
                                           Joel Freedman, President


Dated: May 13, 1996                    By: /S/ Michael B. Killeen
                                           -----------------------------
                                           Michael B. Killeen, Principal
                                           Financial and Accounting Officer