Form 10-Q
period 1996-06-30
IDM ENVIRONMENTAL CORP
filed 1996-08-19
CIK 909792

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934



                  For the transition period from ________to________.



                             Commission File No. 0-23900



                               IDM ENVIRONMENTAL CORP.
                               ------------------------
               (Exact Name of Registrant  as Specified in Its Charter)


          New Jersey                                       22-2194790
       ----------------                                 ----------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)



                 396 Whitehead Avenue, South River, New Jersey  08882
                 ----------------------------------------------------
                       (Address of principal executive offices)



                                    (908) 390-9550
                                   ---------------
                 (Registrant's Telephone Number, Including Area Code)



                 ---------------------------------------------------
        (Former name, former address and formal fiscal year, if changed since last report)



       Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---


       As of August 12, 1996, 8,968,067 shares of Common Stock of the issuer were outstanding.

                       IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                        INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements


               Consolidated Balance Sheets - June 30, 1996 and
               December 31, 1995. . . . . . . . . . . . . . . . . . .       1

               Consolidated Statements of Operations - For the
               six months ended June 30, 1996 and June 30, 1995 . . .       2

               Consolidated Statements of Operations - For the
               three months ended June 30, 1996 and June 30, 1995 . .       3


               Consolidated Statements of Cash Flows - For the
               six months ended June 30, 1996 and June 30, 1995 . . .       4

               Notes to Consolidated Financial Statements . . . . . .       5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . .       6

PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .       9

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                            PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS


                       IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                                                           June 30,            December 31,
ASSETS                                                                                       1996                  1995
                                                                                      -------------------    -----------------

Current Assets:
  Cash and cash equivalents                                                                   $2,920,814              $83,286
  Accounts receivable, net of allowance for doubtful accounts of $200,000                      7,777,938            6,616,130
  Notes receivable - current                                                                   1,804,113            1,596,559
  Inventory                                                                                    1,482,517            1,482,517
  Costs and estimated earnings in excess of billings                                           4,551,460            3,634,052
  Prepaid expenses                                                                               628,812              710,706
  Bonding deposits                                                                               500,000              883,163
  Deferred income taxes                                                                          414,992              652,600
  Recoverable income taxes                                                                     1,095,167            1,114,442
  Due from officers                                                                               57,263              548,488
  Other current assets                                                                            52,916               55,238
                                                                                      -------------------    -----------------
    Total Current Assets                                                                      21,285,992           17,377,181
                                                                                      -------------------    -----------------

  Notes Receivable - long term                                                                 1,596,559            1,596,559
  Deferred Issuance Costs, net                                                                    49,237              506,586
  Property, Plant and Equipment, net                                                           2,943,696            2,547,406
                                                                                      -------------------    -----------------

                                                                                             $25,875,484          $22,027,732
                                                                                      -------------------    -----------------
                                                                                      -------------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                                             $354,905             $327,974
  Accounts payable and accrued expenses                                                        3,660,634            5,836,510
  Billings in excess of costs and estimated earnings                                             194,032              919,575
                                                                                      -------------------    -----------------
    Total Current Liabilities                                                                  4,209,571            7,084,059
                                                                                      -------------------    -----------------

Long-Term Debt                                                                                   801,628            4,004,142
                                                                                      -------------------    -----------------

Commitments and Contingencies


Stockholders' Equity:
  Common stock, authorized 20,000,000 shares $.001 par value, issued
  and outstanding 8,660,317 in 1996 and 5,783,334 in 1995                                          8,660                6,200
  Additional paid-in capital                                                                  22,762,280           13,693,895
  Retained earnings (deficit)                                                                 (1,906,655)          (2,760,564)
                                                                                      -------------------    -----------------
                                                                                              20,864,285           10,939,531
                                                                                      -------------------    -----------------

                                                                                             $25,875,484          $22,027,732
                                                                                      -------------------    -----------------
                                                                                      -------------------    -----------------

The accompanying notes are an integral part of these financial statements     1

                       IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                                                 Six Months Ended June 30,
                                                                                                1996                 1995
                                                                                          --------------       ---------------

Revenue:
  Sale of equipment                                                                             $152,800             $979,548
  Contract income                                                                             14,631,854           17,435,204
  Sale of scrap                                                                                  328,746              170,185
                                                                                          --------------       ---------------
                                                                                              15,113,400           18,584,937
                                                                                          --------------       ---------------

Cost of Sales:
  Cost of equipment sales                                                                         72,844              388,054
  Direct job costs                                                                            10,018,263           15,648,259
                                                                                          --------------       ---------------
                                                                                              10,091,107           16,036,313
                                                                                          --------------       ---------------

Gross Profit                                                                                   5,022,293            2,548,624
                                                                                          --------------       ---------------

Operating Expenses:
  General and administrative expenses                                                          3,590,010            3,736,485
  Depreciation and amortization                                                                  382,245              225,924
                                                                                          --------------       ---------------
                                                                                               3,972,255            3,962,409
                                                                                          --------------       ---------------

Income (Loss) from Operations                                                                  1,050,038           (1,413,785)

Other Income (Expense):
  Interest income(expense)                                                                        15,871              178,249
                                                                                          --------------       ---------------

Income (Loss) before Provision (Credit) for Income Taxes                                       1,065,909           (1,235,536)

Provision (Credit) for Income Taxes                                                              212,000             (490,000)
                                                                                          --------------       ---------------

Net Income (Loss)                                                                               $853,909            ($745,536)
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------

Earnings (Loss) per Share:
  Primary earnings (loss) per share                                                                $0.12               ($0.13)
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------

  Fully diluted earnings (loss) per share                                                          $0.12               ($0.13)
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------

  Primary common shares outstanding                                                            7,006,780            5,783,334
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------

  Fully diluted common shares outstanding                                                      7,006,780            5,783,334
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------

The accompanying notes are an integral part of these financial statements     2

                       IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                                                Three Months Ended June 30,
                                                                                                1996                 1995
                                                                                          --------------       ---------------

Revenue:
  Sale of equipment                                                                             $152,800             $465,757
  Contract income                                                                              7,215,056           12,002,006
  Sale of scrap                                                                                  263,699              107,945
                                                                                          --------------       ---------------
                                                                                               7,631,555           12,575,708
                                                                                          --------------       ---------------

Cost of Sales:
  Cost of equipment sales                                                                         72,844              167,767
  Direct job costs                                                                             5,454,122           10,106,087
                                                                                          --------------       ---------------
                                                                                               5,526,966           10,273,854
                                                                                          --------------       ---------------

Gross Profit                                                                                   2,104,589            2,301,854
                                                                                          --------------       ---------------

Operating Expenses:
  General and administrative expenses                                                          1,937,227            1,832,834
  Depreciation and amortization                                                                  171,084              129,297
                                                                                          --------------       ---------------
                                                                                               2,108,311            1,962,131
                                                                                          --------------       ---------------

Income (Loss) from Operations                                                                     (3,722)             339,723

Other Income (Expense):
  Interest income(expense)                                                                        13,046               81,303
                                                                                          --------------       ---------------

Income (Loss) before Provision (Credit) for Income Taxes                                           9,324              421,026

Provision (Credit) for Income Taxes                                                                2,000              170,000
                                                                                          --------------       ---------------

Net Income (Loss)                                                                                 $7,324             $251,026
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------

Earnings (Loss) per Share:
  Primary earnings (loss) per share                                                                $0.00                $0.04
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------

  Fully diluted earnings (loss) per share                                                          $0.00                $0.04
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------

  Primary common shares outstanding                                                            7,372,627            5,783,334
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------

  Fully diluted common shares outstanding                                                      7,372,627            5,783,334
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------


The accompanying notes are an integral part of these financial statements     3

                       IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                                            For the Six Months Ended June 30,
                                                                                                1996                 1995
                                                                                          --------------       ---------------

Cash Flows from Operating Activities:
  Net income (loss)                                                                             $853,909            ($745,536)
  Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
    Deferred Taxes                                                                               237,608                    -
    Depreciation and amortization                                                                382,245              225,924

    Decrease (Increase) In:
      Accounts receivable                                                                     (1,161,808)             402,971
      Inventory                                                                                        -              318,590
      Notes receivable                                                                          (207,554)                   -
      Costs and estimated earnings in excess of billings                                        (917,408)          (2,691,985)
      Prepaid expenses and other current assets                                                   81,894             (233,358)
      Bonding deposits                                                                           383,163              529,682
      Recoverable income taxes                                                                    19,275               14,037
      Due from officers                                                                         (179,355)                   -
      Other current assets                                                                         2,322                    -

    Increase (Decrease) In:
      Accounts payable and accrued expenses                                                   (2,108,564)          (1,643,561)
      Billings in excess of costs and estimated earnings                                        (725,543)             611,572
      Income taxes payable                                                                             -             (477,600)
                                                                                           --------------      ---------------
        Net cash (used in) operating activities                                               (3,339,816)          (3,689,264)
                                                                                           --------------      ---------------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                                  (538,523)            (474,361)
  Increase (decrease) of officers loans                                                                -             (129,048)
                                                                                           --------------      ---------------
    Net cash (used in) investing activities                                                     (538,523)            (603,409)
                                                                                           --------------      ---------------

Cash Flows from Financing Activities:
  Principal payments and current maturities of long-term debt                                   (197,521)             (85,826)
  Issuance of common stock upon exercise of stock options and warrants                         6,913,388                    -
                                                                                           --------------      ---------------
    Net cash provided by (used in) financing activities                                        6,715,867              (85,826)
                                                                                           --------------      ---------------

Increase (Decrease) in Cash and Cash Equivalents                                               2,837,528           (4,378,499)

Cash and Cash Equivalents, beginning of period                                                    83,286            5,068,325
                                                                                           --------------      ---------------

Cash and Cash Equivalents, end of year                                                        $2,920,814             $689,826
                                                                                           --------------      ---------------
                                                                                           --------------      ---------------

Supplementary Disclosures of Cash Flow Information:

Cash paid during the year for:
  Interest expense                                                                               $24,833              $11,676
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------

Supplemental Disclosure of Noncash Investing and Financing Activities:
  Property, plant and equipment financing                                                       $163,605              $16,421
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------
  Conversion of convertible promissory notes to common stock                                  $2,157,457                    -
                                                                                          --------------       ---------------
                                                                                          --------------       ---------------


The accompanying notes are an integral part of these financial statements     4

                       IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1. The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of IDM Environmental Corp. and its majority owned subsidiary companies. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1996.

2. On June 28, 1996 IDM granted to Arle L. Pierro a non qualified option for 50,000 shares of its Common Stock at $3.23125 per share pursuant to a consulting agreement that expires on June 30, 1997.

3. On July 11, 1996, IDM entered into an exclusive license agreement with LIFE INTERNATIONAL PRODUCTS (Life) pursuant to which IDM shall market and employ Life's patented environmental remediation technology for long term bioremediation of contaminated groundwater throughout North America. IDM also acquired a ten percent interest in Life for a payment of $1,187,500 on the same date.

4. On July 23, 1996, IDM acquired the exclusive rights to the proprietary Kocee Gas Generator waste treatment technology that converts Municipal Solid Waste, including tires and plastics into electrical energy, throughout the world except Canada. IDM acquired a majority stake (90%) in Continental Waste Conversion, Inc.,the company that markets, owns and operates the commercial gasification/power generation plants for a payment of $600,000.

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

SECOND QUARTER OF 1996 COMPARED WITH SECOND QUARTER OF 1995

The Company's total revenues decreased by approximately 39.3% from $12,576,000 for the quarter ended June 30, 1995 to $7,632,000 for the quarter ended June 30, 1996. Contract service income decreased during the quarter by 39.9% from $12,002,000 in 1995 to $7,215,000 in 1996. The decrease in contract service income and total revenues is attributable to the completion of the Company's services during the quarter in connection with the FFC-Jordan Fertilizer Project. The relative work load in connection with the commencement of the FFC-Jordan Fertilizer Project during the second quarter of 1995 and the subsequent completion of such project during the second quarter of 1996 resulted in substantially higher revenues being reported during the early phase of the project. The Surplus equipment and scrap sales revenues decreased by 27.6% from $574,000 in 1995 to $416,000 in 1996. The decrease in surplus equipment and scrap sales revenues was attributable to varying product mix and lower volume in 1996.

Direct job costs decreased by approximately 46.0% from $10,106,000 for the quarter ended June 30, 1995 to $5,454,000 for the same period in 1996. The primary elements of such decrease in job costs were job salaries and material and supplies. The decrease in job costs was attributable to the decrease in contract service revenues during the quarter. Cost of equipment sales decreased from $168,000 in 1995 to $73,000 in 1996. The decrease in cost of equipment sales was attributable to varying product mix and lower volume in 1996.

While total revenues decreased by 39.3% for the quarter, general and administrative expenses increased from $1,833,000 during the quarter ended June 30, 1995 to $1,937,000 during the same period in 1995. The increase in general and administrative expense was primarily attributable to an increase in salaries due to hiring additional personnel.

In addition to its operating income and expenses, the Company reported net interest income of $13,000 for the quarter ended June 30, 1996 as compared to net interest income of $81,000 for the same period in 1995. The decrease in net interest income/expense was attributable to $25,000 in interest expense which accrued on $1,750,000 of indebtedness which remained outstanding during most of the quarter out of the $5,000,000 of convertible notes issued in the third quarter of 1995 and an increase in interest expense due to the additional $450,000 in equipment financing compared to the same period last year.

As a result of the foregoing, the Company reported income before taxes of $9,000 and net income of $7,000 for the quarter ended June 30, 1996 as compared to a income before taxes of $421,000 and net income of $251,000 for the same quarter in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

Total revenues decreased by approximately 18.7% from $18,585,000 for the six months ended June 30, 1995 to $15,113,000 for the same period in 1996. Contract service income decreased during the period by 16.1% from $17,435,000 in 1995 to $14,632,000 in 1996. Surplus equipment and scrap sales revenues decreased 58.1% from $1,150,000 in 1995 to $482,000 in 1996. See the quarterly comparison for discussion of the factors contributing to the decrease in surplus equipment and scrap sales revenues.

Direct job costs decreased by approximately 36.0% from $15,648,000 for the six months ended June 30, 1995 to $10,018,000 for the same period in 1996. See the quarterly comparison for a discussion of the factors contributing to the decrease in direct job costs.

Cost of equipment sales decreased from $388,000 in 1995 to $73,000 in 1996. The decrease in cost of equipment sales was attributable to varying product mix and lower volume.

General and administrative expenses decreased 3.9% from $3,736,000 during the six months ended June 30, 1995 to $3,590,000 during the same period in 1996. The decrease was primarily attributable to two refunds in the first quarter of insurance refunds totaling $90,000 as a result of audits on prior years premiums.

The Company reported a decrease in net interest income/(expense) from $178,000 for the six months ended June 30, 1995 to $16,000 for the same period in 1995. See the quarterly comparison for a discussion of the factors contributing to the increase in net interest income/(expense).

As a result of the foregoing, the Company reported income before taxes of $1,066,000 and net income after tax of $854,000 for the six months ended June 30, 1996 as compared to a loss before taxes of $1,236,000 and a net loss after taxes of $746,000 for the same period in 1995.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.


At June 30, 1996, the Company had a backlog totaling approximately $52 million compared to a backlog of approximately $58 million at June 30, 1995. The largest component of the Company's backlog at June 30, 1996 was $25 million for a paper plant relocation to the People's Republic of China.

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

The Company had working capital of $ 17,076,000, including cash and cash equivalents balances of $2,921,000 at June 30, 1996. This compares to working capital of $10,293,000 and a cash balance of $83,000 at December 31, 1995. The increase in working capital and cash is attributable to the exercise of warrants and options totaling $6,913,000 during the period.

Approximately $500,000 of the Company's working capital at June 30, 1996 consisted of a cash performance bond which the Company had posted in connection with the performance of a project which is expected to be released during August.

Additionally, $1,483,000 of the Company's working capital at June 30, 1996 consisted of surplus equipment inventory. Such inventory level compares to the same amount at December 31, 1995.

At June 30, 1996, the Company's only long term debt other than the convertible notes was $657,000 in installment debt secured by job equipment.

On July 11, 1996 the company acquired a ten percent interest in Life International Products (Life) for $1,187,500. The Company also entered into a licensed agreement with Life whereby IDM shall market and employ Life's patented environmental remediation technology for long term bioremediation of contaminated groundwater throughout North America.

On July 23, 1996, the company acquired the exclusive rights to the proprietary Kocee Gas Generator waste treatment technology that converts Municipal Solid Waste, including tires and plastics into electrical energy, throughout the world except Canada. IDM acquired a majority stake (90%) in Continental Waste Conversion, Inc., the company that markets, owns and operates the commercial gasification/power generation plants.

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

                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         Form 8-K dated April 1, 1996 - Item 5 Reporting Adoption of a Shareholder's Rights Plan.

                                      SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IDM ENVIRONMENTAL CORP.


Dated: August 16, 1996                 By:   /S/ Joel Freedman
                                          -----------------------------------
                                            Joel Freedman, President


Dated: August 16, 1996                 By:   /S/ Michael B. Killeen
                                          -----------------------------------
                                             Michael B. Killeen, Principal
                                             Financial and Accounting Officer