Form 10-Q/A
period 1996-06-30
IDM ENVIRONMENTAL CORP
filed 1996-08-27
CIK 909792

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-Q/A
                                   Amendment No. 1


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

3. On July 11, 1996, effective June 30, 1996, IDM entered into an exclusive license agreement with LIFE INTERNATIONAL PRODUCTS (Life) pursuant to which IDM shall market and employ Life's patented environmental remediation technology for long term bioremediation of contaminated groundwater throughout North America. IDM also acquired a ten percent interest in Life for $1,250,000.

4. On July 19, 1996, IDM, through a newly formed 90% owned subsidiary, Continental Waste Conversion International, Inc. ("International"), entered into an agreement with Continental Waste Conversion, Inc. ("CWC") pursuant to which International acquired, in exchange for a 10% interest in International, the exclusive worldwide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology that converts municipal solid waste, including tires and plastics, into electrical energy. IDM has committed to loan up to $1,350,000 over a four month period to International to carry on its waste-to-energy business. At closing, IDM made an initial loan of $600,000 to International repayable upon demand with interest at 9.25%. In addition, IDM, through a wholly-owned subsidiary of International loaned $160,000 (Canadian) to CWC repayable in 18 consecutive installments commencing January 1, 1997 with interest at 7.5% per annum.

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

On July 11, 1996, effective June 30, 1996, the company acquired a ten percent interest in Life International Products (Life) for $1,250,000. The Company also entered into a licensing agreement with Life whereby IDM shall market and employ Life's patented environmental remediation technology for long term bioremediation of contaminated groundwater throughout North America.

On July 19, 1996, IDM, through a newly formed 90% owned subsidiary, Continental Waste Conversion International, Inc. ("International"), entered into an agreement with Continental Waste Conversion, Inc. ("CWC") pursuant to which International acquired, in exchange for a 10% interest in International, the exclusive worldwide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology that converts municipal solid waste, including tires and plastics, into electrical energy. IDM has committed to loan up to $1,350,000 over a four month period to International to carry on its waste-to-energy business. At closing, IDM made an initial loan of $600,000 to International repayable upon demand with interest at 9.25%. In addition, IDM, through a wholly-owned subsidiary of International loaned $160,000 (Canadian) to CWC repayable in 18 consecutive installments commencing January 1, 1997 with interest at 7.5% per annum.

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

                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1 License Agreement dated June 30, 1996 with Life International Products, Inc.

         10.2 Agreement dated July 19, 1996 with Continental Waste Conversion, Inc.

         10.3 License Agreement dated July 18, 1996 between Continental Waste Conversion, Inc. and Continental Waste Conversion International, Inc.

         10.4 Promissory note in the amount of $160,000 (Canadian) dated July 22, 1996 from Continental Waste Conversion, Inc. to Continental Waste Conversion International, Inc.

         10.5 Pledge and Security Agreement dated July 19, 1996 between Contintental Waste Conversion, Inc. and Continental Waste Conversion International, Inc.

    (b)  Reports on Form 8-K

         Form 8-K dated April 1, 1996 - Item 5 Reporting Adoption of a Shareholder's Rights Plan.

                                      SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IDM ENVIRONMENTAL CORP.


Dated: August 26, 1996                 By:   /S/ Joel Freedman
                                          -----------------------------------
                                            Joel Freedman, President


Dated: August 26, 1996                 By:   /S/ Michael B. Killeen
                                          -----------------------------------
                                             Michael B. Killeen, Principal
                                             Financial and Accounting Officer