Form 10QSB
period 1996-09-30
IDM ENVIRONMENTAL CORP
filed 1996-11-19
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30,1996

                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                   For the transition period from      to     .
                                                 ------  -----


                            Commission File No. 0-23900


                              IDM ENVIRONMENTAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant  as Specified in Its Charter)


           New Jersey                                     22-2194790
--------------------------------------     -----------------------------------
(State or other jurisdiction of
incorporation or organization)             (IRS Employer Identification Number)


                 396 Whitehead Avenue, South River, New Jersey  08882
                 ----------------------------------------------------
                       (Address of principal executive offices)


                                  (908) 390-9550
              ---------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


  ---------------------------------------------------------------------------
  (Former name, former address and formal fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   -------  -------

     As of November 14, 1996, 9,419,550 shares of Common Stock of the issuer were outstanding.

                        IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                           INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1996
         and December 31, 1995............................................1

         Consolidated Statements of Operations - For the
         nine months ended September 30, 1996 and
         September 30, 1995...............................................2

         Consolidated Statements of Operations - For the
         three months ended September 30, 1996 and
         September 30, 1995...............................................3

         Consolidated Statements of Cash Flows - For the
         nine months ended September 30, 1996 and
         September 30, 1995...............................................4

         Notes to Consolidated Financial Statements.......................5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............6

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...........................10

SIGNATURES...............................................................11


                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                     IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                               September 30,    December 31,
                                                   1996             1995
                                               -------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                     $ 2,972,899     $    83,286
  Accounts receivable, net of allowance
   for doubtful accounts of $200,000              5,273,664       6,616,130
  Notes receivable - current                      1,876,428       1,596,559
  Inventory                                       1,482,517       1,482,517
  Costs and estimated earnings in excess
   of billings                                    3,513,517       3,634,052
  Prepaid expenses                                  607,362         710,706
  Bonding deposits                                        -         883,163
  Deferred income taxes                           1,186,992         652,600
  Recoverable income taxes                          154,983       1,114,442
  Due from officers                                 139,190         548,488
  Other current assets                               70,980          55,238
                                                 ----------      ----------
     Total Current Assets                        17,278,532      17,377,181
                                                 ----------      ----------
Notes Receivable - long term                      1,596,559       1,596,559
Deferred Issuance Costs, net                         40,415         506,586
Property, Plant and Equipment, net                2,923,774       2,547,406
Other Assets                                      1,768,160               -
                                                 ----------      ----------
                                                $23,607,440     $22,027,732
                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt             $   368,155     $   327,974
  Accounts payable and accrued expenses           3,306,296       5,836,510
  Billings in excess of costs and
   estimated earnings                               154,517         919,575
                                                -----------     -----------
     Total Current Liabilities                    3,828,968       7,084,059
                                                -----------     -----------
Long-Term Debt                                      712,901       4,004,142
                                                -----------     -----------
Commitments and Contingencies
Stockholders' Equity:
  Common stock, authorized 20,000,000
   shares $.001 par value, issued and
   outstanding 9,229,167 in 1996 and
   5,783,334 in 1995                                  9,229           6,200
  Additional paid-in capital                     24,561,622      13,693,895
  Retained earnings (deficit)                    (5,505,280)     (2,760,564)
                                                 ----------      ----------
                                                 19,065,571      10,939,531
                                                 ----------      ----------
                                                $23,607,440     $22,027,732
                                                ===========     ===========

The accompanying notes are an integral part of these financial statements

                     IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Nine Months Ended September 30,
                                                  1996            1995
                                              ------------    -------------
Revenue:
  Sale of equipment                           $   196,805      $ 5,089,903
  Contract income                              17,865,716       27,725,016
                                               ----------       ----------
                                               18,062,521       32,814,919
                                               ----------       ----------
Cost of Sales:
  Cost of equipment sales                          81,933        3,063,176
  Direct job costs                             14,802,410       25,043,163
                                               ----------       ----------
                                               14,884,343       28,106,339
                                               ----------       ----------

Gross Profit                                    3,178,178        4,708,580
                                               ----------       ----------

Operating Expenses:
  General and administrative expenses           5,945,932        5,746,753
  Depreciation and amortization                   560,057          391,876
                                               ----------       ----------
                                                6,505,989        6,138,629
                                               ----------       ----------

Loss from Operations                           (3,327,811)      (1,430,049)

Other Income (Expense):
  Interest income(expense)                         23,095          223,493
                                               ----------       ----------

Loss before Credit for Income Taxes            (3,304,716)      (1,206,556)

Credit for Income Taxes                          (560,000)        (480,000)
                                               ----------       ----------

Net Loss                                      $(2,744,716)     $  (726,556)
                                               ==========       ==========

Loss per Share:
  Primary loss per share                           ($0.36)          ($0.13)
                                               ==========       ==========

  Fully diluted loss per share                     ($0.36)          ($0.13)
                                               ==========       ==========

  Primary common shares outstanding             7,635,416        5,779,310
                                               ==========       ==========

  Fully diluted common shares outstanding       7,635,416        5,779,310
                                               ==========       ==========

The accompanying notes are an integral part of these financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended September 30,
                                                   1996              1995
                                              --------------    --------------
Revenue:
  Sale of equipment                            $   44,005        $ 4,110,355
  Contract income                               2,905,116         10,119,627
                                                ---------         ----------
                                                2,949,121         14,229,982
                                                ---------         ----------
Cost of Sales:
  Cost of equipment sales                           9,089          2,675,122
  Direct job costs                              4,784,147          9,394,904
                                                ---------         ----------
                                                4,793,236         12,070,026
                                                ---------         ----------

Gross Profit (Loss)                            (1,844,115)         2,159,956
                                                ---------         ----------

Operating Expenses:
  General and administrative expenses           2,355,922          2,010,268
  Depreciation and amortization                   177,812            165,952
                                                ---------         ----------
                                                2,533,734          2,176,220
                                                ---------         ----------

Loss from Operations                           (4,377,849)           (16,264)

Other Income (Expense):
  Interest income(expense)                          7,224             45,244
                                                ---------         ----------

Income (Loss) before Provision (Credit)
 for Income Taxes                              (4,370,625)            28,980

Provision (Credit) for Income Taxes              (772,000)            10,000
                                                ---------         ----------

Net Income (Loss)                             $(3,598,625)       $    18,980
                                               ==========         ==========
Loss per Share:
  Primary loss per share                           ($0.41)             $0.00
                                               ==========         ==========

  Fully diluted loss per share                     ($0.41)             $0.00
                                               ==========         ==========

  Primary common shares outstanding             8,879,023          5,771,392
                                               ==========         ==========

  Fully diluted common shares outstanding       8,879,023          5,771,392
                                               ==========         ==========

The accompanying notes are an integral part of these financial statements

                      IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                          For The
                                              Nine Months Ended September 30,
                                                 1996                 1995
                                              -------------     --------------
Cash Flows from Operating Activities:
  Net loss                                     $(2,744,716)       $ (726,556)
  Adjustments to reconcile net loss to
  net cash (used in) operating activities:
    Deferred Taxes                                (534,392)                -
    Depreciation and amortization                  560,058           391,876
    Decrease (Increase) In:
      Accounts receivable                        1,342,466        (5,530,440)
      Inventory                                          -         2,972,875
      Notes receivable                            (279,869)                -
      Costs and estimated earnings in
       excess of billings                          120,535        (2,297,267)
      Prepaid expenses                             103,344           235,514
      Bonding deposits                             883,163           478,625
      Recoverable income taxes                     959,459            24,037
      Other current assets                         (15,742)          (25,102)
    Increase (Decrease) In:
      Accounts payable and accrued expenses     (2,462,902)       (1,187,852)
      Billings in excess of costs and estimated
       earnings                                   (765,058)          245,635
      Income taxes payable                               -          (477,600)
                                                ----------        ----------
        Net cash (used in) operating activities (2,833,654)       (5,869,255)
                                                ----------        ----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment    (687,592)         (937,052)
  Acquisition of other assets                   (1,768,160)                -
  Increase (decrease) of officers loans           (261,282)         (244,668)
                                                ----------        ----------
    Net cash (used in) investing activities     (2,717,034)       (1,181,720)
                                                ----------        ----------
Cash Flows from Financing Activities:
  Net proceeds from convertible bond issuance            -         4,185,000
  Principal payments and current maturities of
   long-term debt                                 (272,998)         (127,885)
  Issuance of common stock upon exercise
   of stock options and warrants                 8,713,299                 -
                                                ----------        ----------
    Net cash provided by  financing activities   8,440,301         4,057,115
                                                ----------        ----------
Increase (Decrease) in Cash and Cash Equivalents 2,889,613        (3,020,860)
Cash and Cash Equivalents, beginning of period      83,286         5,068,325
                                                ----------        ----------
Cash and Cash Equivalents, end of period        $2,972,899        $2,047,465
                                                ==========        ==========
Supplementary Disclosures of Cash Flow
 Information:
Cash paid during the period for:
  Interest expense                              $   42,911        $   38,215
                                                ==========        ==========
  Income taxes                                           -                 -
                                                ==========        ==========
Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Property, plant and equipment financing       $  163,605        $        -
                                                ==========        ==========
  Conversion of convertible promissory
   notes to common stock                        $2,828,037                 -
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements

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

2. On June 28, 1996 IDM granted to Arle L. Pierro a non qualified option for 50,000 shares of its Common Stock at $3.23125 per share pursuant to a consulting agreement that expires on June 30,1997. Since the market value of the stock at June 28, 1996 was $7.4375, the market price less the exercise price (3.23125) times the 50,000 shares results in $210,312 of compensation expense that is being expensed over four quarters at $52,578 per quarter beginning with the quarter ended September 30, 1996.

3. On July 11, 1996, effective June 30, 1996, IDM entered into an exclusive license agreement with LIFE INTERNATIONAL PRODUCTS (Life) pursuant to which IDM shall market and employ Life's patented environmental remediation technology for long term bio remediation of contaminated groundwater throughout North America. IDM also acquired a ten percent interest in Life for $1,250,000.

4. On July 19, 1996 IDM, through a newly formed 90% owned subsidiary, Global Waste & Energy International, Inc. ("International"), entered into an agreement with Continental Waste Conversion, Inc. ("CWC") pursuant to which International acquired, in exchange for a 10% interest in International, the exclusive worldwide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology that converts municipal solid waste, including tires and plastics into electrical energy. IDM has committed to loan up to $1,350,000 over a four month period to International to carry on its waste-to-energy business. At closing IDM made an initial loan of $600,000 to International repayable upon demand with interest at 9.25%. On August 15, 1996 and October 4, 1996 IDM made additional loans of $250,000 (on each date) repayable upon demand with interest at 9.25%. In addition, IDM, through a wholly-owned subsidiary of International loaned $160,000 (Canadian) to CWC repayable in 18 consecutive installments commencing January 1, 1997 with interest at 7.5% per annum.

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

THIRD QUARTER OF 1996 COMPARED WITH THIRD QUARTER OF 1995

The Company's total revenues decreased by approximately 79.3% from $14,230,000 for the quarter ended September 30, 1995 to $2,949,000 for the quarter ended September 30, 1996. Contract service income decreased during the quarter by 71.3% from $10,120,000 in 1995 to $2,905,000 in 1996. The decrease in contract service income and total revenues is attributable to expected revenues being delayed into the fourth quarter at our Oak Ridge, Los Alamos, and Boston offices. Also during the third quarter of 1995 the Company recorded approximately $5.4 million in revenues attributable to a major relocation project. The Company had no relocation revenues in the third quarter of 1996. Surplus equipment and scrap sales revenues decreased by 98.9% from $4,110,000 in 1995 to $44,000 in 1996. The decrease in surplus equipment and scrap sales revenues was attributable to the sale of the Company's entire inventory of glass lined and process equipment, for $4 million, to Universal Process Equipment, Inc. and the Bethlehem Corporation, ("UPE"), during the third quarter of 1995. The gross margin on this sale was $1,370,000. This represented 12.2% of the total revenues reported through the first nine months of 1995 and 29.1% of the total gross profit reported. The purchase price of such equipment is payable from one third of the net sales proceeds of such equipment received by UPE. Amounts not paid under the agreement shall be payable in full on September 29, 2000 including interest at the LIBOR base rate. Management does not believe there is a major risk of inventory obsolescence due to the fact that the design and technology of the major inventory items has not changed much over the years. To the extent any amounts are not repaid from the ultimate sale of the inventory by September 29, 2000, repayment will be dependent on the financial resources of UPE.
Management is not aware of any adverse factors which could adversely impact the ability of UPE to satisfy the notes. Through September 30, 1996 UPE has paid $1,031,000 on the note.

Direct job costs decreased by approximately 49.1% from $9,395,000 for the quarter ended September 30, 1995 to $4,784,000 for the same period in 1996. The primary elements of such decrease in job costs were job salaries and material and supplies. The decrease in job costs was attributable to the decrease in contract service revenues during the quarter. The reason why contract revenues decreased 71.3% and direct job costs only 49.1% during the quarter is primarily attributable to an increase in costs incurred and estimated costs of approximately $1.9 million dollars to complete two contracts without a corresponding significant increase in revenues. In accordance with revenue recognition principles of the percentage of completion method of accounting, provision for estimated losses on incomplete contracts are made in the period in which such losses are first determined. Cost of equipment sales decreased from $2,675,000 in 1995 to $9,000 in 1996. The decrease in cost of equipment sales was attributable to the UPE sale mentioned above.

While total revenues decreased by 79.3% for the quarter, general and administrative expenses increased 14.7 % from $2,010,000 during the quarter ended September 30, 1995 to $2,356,000 during the same period in 1996. The increase in general and administrative expense was primarily attributable to $208,000 in expenses recorded by the Company's 90% owned subsidiary, Global Waste & Energy Inc.

In addition to its operating income and expenses, the Company reported net interest income of $7,000 for the quarter ended September 30, 1996 as compared to net interest income of $45,000 for the same period in 1995. The decrease in net interest income/expense was attributable to $10,000 in interest expense which accrued on $500,000 of indebtedness which remained outstanding during the quarter out of the $5,000,000 of convertible notes issued in the third quarter of 1995 and an increase in interest expense due to the additional $850,000 in equipment financing compared to the same period last year.

As a result of the foregoing, the Company reported a loss before taxes of $4,371,000 and net loss of $3,599,000 for the quarter ended September 30, 1996 as compared to income before taxes of $29,000 and net income of $19,000 for the same quarter in 1995.

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

Total revenues decreased by approximately 45.0% from $32,815,000 for the nine months ended September 30, 1995 to $18,063,000 for the same period in 1996. Contract service income decreased during the period by 35.6% from $27,725,000 in 1995 to $17,866,000 in 1996.

The Company, in a news release dated April 1996, stated that its expectation to receive an additional $2 to $3 million in revenue in March was not realized due to an administrative delay. The Company further stated that it expected to accrue such revenues largely in the second quarter of this year. These statements relate to the Company's previously announced paper plant project in the People's Republic of China.

The Company has entered a Chinese-Foreign Equity Joint Venture Contract with China National Packaging and Materials Co. Xuzhou General Paper Mill ( a leading Chinese paper manufacturer located in the People's Republic of China) to acquire, own, and operate a paper mill to produce liner board and other paper products. IDM has also received a Letter of Intent from China National Packaging to supply, relocate, construct, and start-up the paper mill plant. At the time of the news release, the Chinese Design Institute was reviewing the technical aspects of the plant to be relocated. Subsequent to that time a series of discussions have taken place which have led to the current status of the project. During the fourth quarter of 1996, a group of European businessmen (Temple Inland executives) are traveling to China to meet with the Chinese joint venture partner to discuss the project. It is currently anticipated that Temple Inland will purchase a portion of the Company's interest in the joint venture so that the company will supply the equipment and remain a minority equity participant. The Company's management did not consider recognizing any revenue on the project in the second or third quarter as the project has not yet been consummated.

Surplus equipment revenues decreased 96.1% from $5,090,000 in 1995 to $197,000 in 1996. See the quarterly comparison for discussion of the factors contributing to the decrease in surplus equipment and scrap sales revenues.

Direct job costs decreased by approximately 40.9% from $25,043,000 for the nine months ended September 30, 1995 to $14,802,000 for the same period in 1996.
See the quarterly comparison for a discussion of the factors contributing to the decrease in direct job costs.

Cost of equipment sales decreased from $3,063,000 in 1995 to $82,000 in 1996. The decrease in cost of equipment sales was attributable to the UPE sale.

General and administrative expenses increased 3.5% from $5,747,000 during the nine months ended September 30, 1995 to $5,946,000 during the same period in 1996. The increase was primarily attributable to the $208,000 in expenses of Global Waste & Energy Inc. mentioned earlier.

The Company reported a decrease in net interest income/(expense) from $223,000 for the nine months ended September 30, 1995 to $23,000 for the same period in 1995. See the quarterly comparison for a discussion of the factors contributing to the decrease in net interest income/(expense).

As a result of the foregoing, the Company reported a loss before taxes of $3,305,000 and a net loss after tax of $2,745,000 for the nine months ended September 30, 1996 as compared to a loss before taxes of $1,207,000 and a net loss after taxes of $727,000 for the same period in 1995.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

At November 17, 1996, the Company had a backlog totaling approximately $42 million compared to a backlog of approximately $58 million at September 30, 1995. The largest component of the Company's backlog at November 17, 1996 was $20 million for the East Dam project.

In addition to its existing backlog, the Company is presently bidding on, and intends to bid on numerous projects to replace revenues from projects which will be completed during 1996 and to increase the total dollar volume of projects under contract. Management anticipates that the Company's efforts to bid on and secure new contracts will focus on projects which can be readily serviced from the three regional offices opened by the Company during 1994 and 1995. In addition, the Company has submitted proposals on several large international plant relocation projects. The Company's regional offices, particularly the Oak Ridge, Tennessee, Los Alamos, New Mexico, and Boston, Massachusetts offices are strategically located in areas having a high concentration of prospective public and private remediation sites. While bidding to perform services at such sites is expected to be highly competitive, management believes that the Company's existing presence on projects at these locations combined with its proven expertise and resources will enhance the Company's chances of successfully bidding on substantial new projects.

The Company had working capital of $ 13,450,000, including cash and cash equivalents balances of $2,973,000 at September 30, 1996. This compares to working capital of $10,293,000 and a cash balance of $83,000 at December 31, 1995. The increase in working capital and cash is primarily attributable to the exercise of warrants and options totaling $8,445,000 during the period, less the pre tax loss of $3,305,000 during the period and the acquisition of a 10% interest in Life on July 11, 1996 for $1,250,000.

Year-end receivables as a percentage of fourth quarter income increased substantially from 53.0% in 1994 to 103.5% in 1995. This ratio was 82% at December 31, 1993. The ratio dropped to 53% at December 31, 1994 because the Company received a $4,184,000 payment on its FJFC contract on December 23, 1994. If this payment had been received after year end, the ratio would have been a more comparable 98.4%.

Of the $6,816,000 in gross accounts receivable at December 31, 1995, $6,128,000 has been collected to date. $252,000 of the $688,000 balance is retention on contracts that will be released when the contracts are completed. $291,000 is due from three customers that management believes will be realized this year. The $200,000 reserve for doubtful accounts covers the balance of $145,000.

Unbilled revenue as a percentage of quarterly contract income has increased from 0% at December 31, 1993, to 31% at December 31, 1994, to 56% at December 31, 1995, and to 116% at September 30, 1996. Also, accounts payable have constantly decreased since 1994 where as accounts receivable and unbilled revenues have increased substantially during this period.

Prior to going public in April 1994, most of the Company's revenues were generated in the private sector. Many of these contracts had substantial initial mobilization payments and generated positive cash flow during the life of the contract. Since then the company has been successful, as a result of its growth strategy, in obtaining a number of government contracts at major Department of Energy and Department of Defense sites. This work was obtained as a direct result of opening three new regional offices. The experience with these contracts has been negative cash flows until we near contract completion. This is due to the requirement that we submit a schedule and a schedule of values at the beginning of the job and bill according to the percent complete of each item in the schedule of values - not the costs we have incurred. Our jobs of any size are at a risk of being front end cost loaded when there is little progress to report (i.e., we cannot bill until the structure is demolished). The Company is aware of this problem and is trying to remedy it by maximizing mobilization costs in the schedule of values, requiring subcontractors to bill on the same basis and aggressively negotiating better (less front end cost loaded) schedule of values.

Initially the Company tried to increase payment terms to vendors by paying them after the Company received our payment. This method was unsuccessful. Many vendors put the Company on a COD basis and its D&B rating weakened because D&B's file showed "increased slowness in the company's payment record." This lower rating hurt the Company in attempts to establish credit with new vendors. Because IDM is a growing company and trying to establish good relationships with its vendors, the company is now paying its vendors within terms to fifteen days late and attempting to improve its D&B "paydex rating." The paydex rating of 60 is much worse than the average of the lower quartile for the industry of 68 (median for the industry is 75).

The inventory of $1,483,000 is unchanged from September 30, 1995. This inventory consists of nineteen (19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated selling price is twelve million three hundred and seventy five thousand dollars ($12,375,000). Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items.

It is the Company's intent to incorporate two (2) 15,000 KW generator sets (steam driven) in the El Salvador Global Energy's Waste to Energy Project. In future projects, the Company will try to use the balance of 15,000 KW generator sets and the 12,500 KW and 33,000 KW sets.

At September 30, 1996, the Company's only long term debt other than $500,000 of convertible notes was $581,000 in installment debt secured by job equipment.

On July 11, 1996, effective June 30, 1996, the Company acquired a ten percent interest in Life International Products (Life) for $1,250,000. The Company also entered into a licensed agreement with Life whereby IDM shall market and employ Life's patented environmental remediation technology for long term bio remediation of contaminated groundwater throughout North America.

On July 19, 1996 IDM, through a newly formed 90% owned subsidiary, Global Waste & Energy International, Inc. ("International"), entered into an agreement with Continental Waste Conversion, Inc. ("CWC") pursuant to which International acquired, in exchange for a 10% interest in International, the exclusive worldwide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology that converts municipal solid waste, including tires and plastics into electrical energy. IDM has committed to loan up to $1,350,000 over a four month period to International to carry on its waste-to-energy business. At closing IDM made an initial loan of $600,000 to
International repayable upon demand with interest at 9.25%.    On August 15,
1996 and on October 4, 1996, the Company made additional loans of $250,000 (on each date) repayable upon demand with interest at 9.25%. In addition, IDM, through a wholly-owned subsidiary of International loaned $160,000 (Canadian) to CWC repayable in 18 consecutive installments commencing January 1, 1997 with interest at 7.5% per annum. Other than funding the Company's bonding and other job costs the Company does not anticipate any substantial demands on the liquidity or capital resources of the Company during the following twelve months.

Since 1994 the Company has consistently generated negative operating cash flows. The primary reason for this was due to the Company's policy of successfully bidding new work at lower than normal margins in order to penetrate strategic markets serviced by the Company's newly opened regional offices. Now that the Company is established in these markets, the Company has been bidding work at normal margins. Management of the Company believes, based on the current backlog of work and expected work to be awarded based on bids outstanding, that future operating cash flows will be positive.

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

         a.  Exhibits

             None

         b.  Reports on Form 8-K

             None

                               SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                         IDM ENVIRONMENTAL CORP.
BY (SIGNATURE)                       /s/ Joel Freedman
(NAME AND TITLE)                     Joel Freedman, President
(DATE)                               November 15, 1996


BY (SIGNATURE)                       /s/ Michael B. Killeen
(NAME AND TITLE)                     Michael B. Killeen, Principal Financial
                                     and Accounting Officer
(DATE)                               November 15, 1996
