Form 10-K
period 1996-12-31
IDM ENVIRONMENTAL CORP
filed 1997-04-15
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  transition  period  from            to         .
                                           ------------  ---------

                           Commission File No. 0-23900

                             IDM ENVIRONMENTAL CORP.
                ------------------------------------------------
                (Name of registrant as specified in its charter)

            New Jersey                                   22-2194790
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

               396 Whitehead Avenue, South River, New Jersey 08882
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (908) 390-9550

Securities Registered Pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
         None                                            None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                Class A Warrants
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                      -----  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 10, 1997, 9,602,730 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the voting stock held by non-affiliates, based on the average bid and asked price on the Nasdaq National Market, was approximately $21,841,809.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1996 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

   ITEM 1.   BUSINESS................................................        1
   ITEM 2.   PROPERTIES..............................................       11
   ITEM 3.   LEGAL PROCEEDINGS.......................................       11
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS.....................................       12

PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.........................       12
   ITEM 6.   SELECTED FINANCIAL DATA.................................       15
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.....................       16
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............       24
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE..................       24

PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......       25
   ITEM 11.  EXECUTIVE COMPENSATION..................................       25
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT...................................       25
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........       25
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K................................................       26


SIGNATURES...........................................................       28

                                     PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 23 of this Form 10-K.

ITEM 1. BUSINESS

General and Development of Business

     IDM Environmental Corp. (the "Company") is a New Jersey corporation originally formed under the name International Dismantling & Machinery Corp. in 1978 to provide specialized contract services with an emphasis on plant decommissioning, dismantlement, deconstruction and environmental remediation. In April of 1994, the Company completed an initial public offering (the "Offering") of common stock and warrants which provided approximately $12 million of net proceeds to the Company.

     The Company has developed expertise in the fields of plant dismantling, plant deconstruction and relocation, asbestos abatement, hazardous waste remediation and radiological remediation. Unlike many architectural, construction and engineering firms which have entered the environmental services field, the Company does not offer diverse design, construction, consulting and engineering services. Instead, the Company has concentrated its efforts on providing hands-on specialized contracting services. To that end, the Company has devoted substantial funding and resources to training its work force, many of whom have been with the Company since inception, in each of the major environmental fields, being asbestos, radioactive and hazardous waste remediation. Management believes that the Company is one of the few, if not the only, company having an entire full time workforce trained in all three such areas. As the danger of performing remediation services becomes more apparent and the emphasis on safety increases, management believes that the demand for thoroughly trained and skilled labor, such as that offered by the Company, has grown and will continue to grow. See "Services Offered" and "Employees."

     In addition to providing remediation and abatement services, as an integral part of the Company's business, the Company is involved in the purchase and sale of surplus equipment and process plants, including the relocation and reinstallation of such facilities. Such surplus equipment purchases and sales are integrated with the offering of services by the Company; thus, allowing the Company to bid contracts more aggressively where surplus equipment revenues are available to supplement service revenues. See "Surplus Equipment Sales."

     During 1996, the Company secured two strategic licenses which further broadened the range of services offered by the Company. The first such license was acquired from, and an equity interest was purchased in, Life International Products ("Life") pursuant to which the Company began to market and employ Life's patented superoxygenation process for enriching water with oxygen for long term bioremediation of contaminated groundwater. The second such license was acquired from Continental Waste Conversion, Inc. ("CWC") pursuant to which the Company was granted the sole and exclusive rights to use and otherwise fully exploit CWC's proprietary gasification technology worldwide, except in Canada. Through those licenses, the Company now offers state-of-the-art groundwater remediation services in North America and state-of-the-art solutions to municipal waste and energy concerns worldwide.

Environmental Services Industry

     The "hands-on" environmental services industry is a diverse and rapidly growing industry. While the industry was virtually nonexistent prior to the mid-1970's, according to industry publications, the overall worldwide market for environmental services was estimated at $300 billion for 1996, including approximately $140 billion in the United States, and is expected to continue to grow at a 4% to 6% pace. Included within such industry are numerous specialty areas with the largest markets being in solid waste handling and disposal, hazardous waste treatment and disposal, air pollution control, water supply and wastewater treatment and analytical and environmental consulting services.

     The tremendous growth within the environmental services industry has been driven by growing public concern for and awareness of environmental issues which has been accompanied by extensive legislation and governmental regulation aimed at protecting the environment and requiring responsible parties to clean up existing environmental hazards. Since the enactment of the Resource Conservation and Recovery Act ("RCRA") in 1976, the federal government and the various state governments have significantly increased the scope of governmental regulation relating to the environment. See "Regulation."

     As a result of the growing public concern for environmental issues and extensive government regulation, virtually every industry must now address environmental issues, both with respect to future operations as well as prior operations. While significant resources are being devoted to reducing pollution and the discharge of hazardous waste into the environment, many industries have devoted, or are facing the prospect of devoting, even greater resources to the clean up of existing hazards created by prior operations, some of which may have been terminated years earlier. Such clean up obligations extend to the remediation of so called "superfund" sites, including removal of structures on such sites, the decommissioning, dismantling and clean up of chemical plants, nuclear facilities, utility plants and other facilities where hazardous materials are generated and the clean up of facilities which do not produce but may use environmentally hazardous materials which may be spilled or otherwise discharged into the environment, as well as to asbestos abatement and other forms of environmental clean up. See "Services Offered - Hazardous Waste Remediation."

     In addition to private companies which utilize environmental services to close or clean facilities on a voluntary basis or as a potential responsible party under government compulsion, governmental agencies, and facilities operated by such agencies, particularly the Department of Defense ("DOD") and the Department of Energy ("DOE"), are becoming larger consumers of "hands-on" environmental services. Spending by the federal government for "hands-on" environmental programs is expected to increase as a percentage of total funding. Total funding for these programs in 1996 was approximately $5.6 billion by DOE and $2.5 billion by DOD. State and local spending, as well as spending by universities and other research institutions, on "hands-on" environmental clean up is also expected to increase.

     As the environmental services industry has grown and matured, the nature of the services provided and the nature of the service providers has evolved. Through the late 1980's, the industry was largely focused on early stage activities, including site assessment, identification of hazards and hazardous sites, and identification and establishment of responsible parties. While actual remediation activities took place at various sites, a significant portion of the resources devoted in the environmental field went to consultants and attorneys and the number of sites requiring remediation continued to grow. Company management believes that the industry has evolved to the point that actual remediation or site clean up will command a significant portion of the environmental resources through the end of the 1990's and beyond.

     While the rapid growth in demand for environmental services has attracted many entrants into the environmental services market, a significant portion of the market is still controlled by larger architectural engineering firms. Such firms have typically been called in as consultants on large jobs to plan and oversee environmental operations but continue to subcontract out asbestos and hazardous waste remediation, dismantling and demolition operations. See "Competition."

     The Company believes that it is widely recognized within the engineering and industrial world for its expertise in decontamination, decommissioning and dismantling services. The Company has worked with numerous top engineering firms as well as Fortune 500 companies providing specialty environmental services in the areas of decontamination and decommissioning.

Services Offered

     The Company offers a variety of specialized environmental services with an emphasis on plant decontamination and decommissioning. The Company's services are generally offered on a "lump sum" basis wherein the Company bids to perform a complete job for a predetermined price or on a "time and material" basis wherein the Company is paid certain predetermined hourly or per day rates for its services plus a charge for materials used. The Company also provides services on a fixed fee basis where the Company is paid for all costs incurred plus a predetermined fee or profit margin without regard to the time required to perform the job. While the Company has substantial experience in planning and bidding lump sum projects and generally will not bid on such projects without an in-depth understanding of the scope of such projects, the Company generally attempts to perform jobs on a "time and materials" basis.

     Many contracts awarded to the Company require the Company to provide a surety bond. The Company's ability to obtain bonding and the amount of bonding required is determined by the Company's net worth, annual revenues and liquid working capital and the number and size of jobs being performed. The larger the project and/or the more projects in which the Company is engaged, the greater the Company's bonding, net worth and liquid working capital requirements. The bonding requirements which the Company must satisfy vary depending upon the nature of the job to be performed. The Company generally pays a fee to bonding companies which typically averages three to four percent of the amount of the contract to be performed with the percentage decreasing as the Company's net worth increases. Because such fees are generally payable at the beginning of a job, the Company must maintain sufficient working capital reserves to permit the Company to pay such fees and secure bonding prior to commencing work on a project. Additionally, bonding companies will require the Company to provide as security for the bonding company liquid working capital, consisting of cash and accounts receivable, in amounts based on the size of the contract in question. For projects not involving radiological remediation, the Company must generally have available liquid working capital in an amount equal to 12.5% of the contract amount in order to secure bonding. With respect to jobs involving radioactive materials, the total bonding available to the Company is generally based on having available liquid working capital in an amount equal to 20% of the contract amount.

     Where the Company has adequate bonding capacity to perform a job, an experienced member of the Company's management team will analyze the project in question and develop preliminary plans, schedules and cost estimates in order to prepare a bid. If the Company obtains a contract to perform the job being bid on, the management team, working from the preliminary plans, schedules and cost estimates, will develop detailed work plans, schedules and cost estimates to perform the job. Such planning will include securing proper equipment and materials and staffing the jobs with properly trained and experienced personnel to perform the job in a safe, efficient, competent and timely manner.

     Actual on-site services are supervised by Company employees pursuant to the detailed plans developed by management. Work is subcontracted to third parties based upon a large number of factors including safety, efficiency, competency and scheduling.

     In order to assure the safety, quality and timeliness of the Company's projects and to assure the Company's ability to perform projects, the Company provides extensive training to its entire full-time workforce and goes to great efforts to retain its trained workforce, many of whom have been with the Company since inception. By maintaining an experienced workforce and cross-training its dismantlers, riggers, ironworkers, equipment operators, laborers, superintendents and foremen in OSHA 1910.120 hazardous waste procedures, asbestos abatement, radiological remediation and other related skills, the Company's workforce can address virtually every situation which may arise in a remediation project. Management believes this level of training and expertise in each of the major areas of remediation is unique to the Company.

     In addition to stringent safety and performance standards and procedures implemented by the Company to assure safety, quality and timeliness, the Company has established strict guidelines for the handling and disposal of hazardous materials. Such guidelines, which are intended to protect the Company from potential liability as a generator or transporter of hazardous materials, include strict policies that the Company contract only as an agent for generators to remediate sites, that the Company never signs any waste manifest and that all transportation of hazardous materials from remediation sites be subcontracted to qualified transportation companies with extensive insurance coverage. See "Regulation."

     While the Company provides consulting services and feasibility studies in conjunction with its projects, the Company's services are primarily provided on a project basis in the areas of plant dismantling, decommissioning and relocation, asbestos abatement, hazardous waste remediation and radiological remediation.

     Plant Dismantling, Decommissioning and Relocation. Plant dismantling and decommissioning is the historical core of the Company's operations and serves as a foundation for each of the Company's other specialty services. Since its inception, the Company has provided deconstruction services for numerous Fortune 500 companies with the bulk of such services being provided in connection with the closure of chemical process plants. Where facilities have been closed or abandoned due to age, safety conditions or other factors, the Company has been called upon to disassemble such facilities on a piece by piece basis. Unlike the traditional destruction of buildings using wrecking balls and explosives, the potential release of toxic chemicals or other hazardous substances produced or present in such facilities requires custom dismantling services in order to assure safety and proper identification and disposal of contaminated materials as well as the safety of the laborers involved. Only skilled craftsmen can safely dismantle contaminated tanks and structures in government mandated and regulated personal protective equipment. The scope and nature of deconstruction services provided is carefully planned based on the nature of the subject facility and the contents thereof as well as the desires of the owner of the facility. Such services range from dismantling single buildings and small unenclosed chemical process facilities to the complete deconstruction of large manufacturing facilities including multiple buildings and all equipment and machinery within such buildings or on the site.

     In addition to its dismantling services, in many instances the Company is called upon to not only dismantle a plant but also to relocate and re-assemble such plant. The Company has developed proprietary techniques and extensive expertise for dismantling, matchmarking, relocation engineering, packaging, documentation and re-erection of entire plants.

     With the growth in the economies of numerous third-world countries and other countries which were historically non-industrialized, the Company believes significant opportunities are available in the world-wide plant relocation and re-assembly market. Because of the time and cost savings associated with relocating existing plants as compared to purchasing and starting-up new plants, the Company believes that growing industrial concerns in South and Central America and Pacific Rim countries will view the acquisition and relocation of existing plants as the preferred method of expanding operations. Typical of such opportunities was the Company's completion during 1996 of the acquisition, relocation and refurbishing of a 1,400-ton-per-day ammonia plant from Lake Charles, Louisiana to Karachi, Pakistan, a site of the largest fertilizer producer in Pakistan.

     Asbestos Abatement. Based principally upon the authority granted under the federal Clean Air Act, the United States Environmental Protection Agency ("EPA") has enacted rules and regulations governing the emission of asbestos during the renovation or demolition of facilities as well as during manufacturing and waste disposal operations. Additionally, most, if not all, states have enacted regulations at least as stringent as federal regulations and are regulating certain matters not covered by the federal regulations. These regulations have effectively required inspection for and/or abatement of asbestos prior to or in conjunction with the renovation or demolition of buildings. Requirements imposed by real estate lenders and practical considerations as well as disclosure laws relating to real estate transactions have effectively resulted in asbestos inspection and, where appropriate, abatement as a condition of most conveyances of real estate.

     The Company provides site assessment, planning and asbestos abatement services to property owners desiring to remodel or sell properties or abate existing asbestos on site for health and liability reasons. Additionally, the Company offers such services in conjunction with its dismantling and decommissioning services when appropriate.

     Because the handling and risk associated with the presence of asbestos varies depending upon the use, volume and nature of the asbestos present, the Company will evaluate the appropriate means of abatement called for and develop a detailed plan based on such evaluation. The abatement process may range from encapsulation of exposed asbestos to the actual physical removal and disposal of some or all of the asbestos containing materials on the site. Such materials may include thermal insulation used on boilers, tanks, hot and cold water systems and heating, ventilation and air conditioning systems, surfacing materials used for acoustical, decorative or fireproofing purposes (asbestos sprayed or trawled on walls, ceiling and structural members) and other materials such as floor tiles, ceiling tiles, roofing felt, concrete pipe, outdoor siding and fabrics.

     Upon development of a plan of abatement in compliance with applicable state and federal regulations, the Company's work crew wearing protective clothing, head gear and breathing apparatuses will physically remove asbestos-containing materials from the building. The building areas in which abatement work is being performed are sealed off and blowers or ventilation equipment are utilized to create negative pressure in the building to prevent the escape of airborne asbestos from the building. Upon completion of the abatement process, the asbestos removed is disposed of in accordance with applicable regulations by transportation and disposal companies.

     Hazardous Waste Remediation. Hazardous waste remediation encompasses the clean up of a broad range of hazardous materials. The Comprehensive
Environmental Response, Compensation and Liability Act ("CERCLA") and the Resource Conservation and Recovery Act ("RCRA") broadly define "hazardous substances" which, if released, may trigger reporting and clean up obligations. The list of "hazardous substances" covered by these laws is extensive and includes a large number of chemicals, metals, pesticides, radiological materials, biological agents, explosives, toxic pollutants and other materials which may produce health concerns if released into the environment. Both CERCLA and RCRA impose stringent reporting, liability and clean up obligations on owners and operators (including, in some cases, former owners and operators) of sites where specified levels of hazardous substances have been released. The most serious of these sites have been designated as "superfund sites" under CERCLA.

     Under CERCLA, the owners and operators of superfund sites at the time of a release into the environment, and the transporters of hazardous substances, may be designated as Potential Responsible Parties ("PRP"), many of whom are Fortune 500 companies, and, as such, may be liable for all or part of the clean up cost at such site without regard to fault or the legality of the PRP's actions. While PRP's may undertake clean up activities at superfund sites voluntarily or under government compulsion, the federal government and the EPA may undertake the clean up of some sites on its own and subsequently seek to identify and impose liability for the cost of such clean up on PRP's. Additionally, most states have environmental regulations comparable to, or supplementing, EPA regulations wherein private parties can be compelled to clean up hazards or the state can undertake the clean up of such hazards and seek reimbursement from private parties.

     The Company has extensive experience working with PRP's, including Allied-Signal, Exide, NL Industries, Johnson Controls, AT&T and others, in the clean up of hazardous waste sites, including superfund sites. The Company's services at such sites have entailed a combination of the dismantling of facilities and actual implementation of remediation techniques to the subject hazards. Many of the projects undertaken by the Company at such sites are specialty jobs wherein major architectural engineering firms contract to have the Company perform complex dismantling and deconstruction jobs and to perform actual remediation of hazardous materials in conjunction with the dismantling process. While the Company maintains existing relations with numerous private sector industrial PRP's and has performed site assessment and actual remediation at various sites, the Company has established, and is seeking to strengthen, relations with the major architectural engineering firms which control a significant portion of the larger government projects, including many superfund sites. Because of the general lack of expertise and experience in dismantling and deconstruction at most of the major engineering firms, and a growing reputation with such firms, the Company has been called on to serve on remediation teams with the Company handling all aspects of dismantling and deconstruction at hazardous waste remediation sites.

     Additionally, beginning with the Company's formation of a strategic alliance with Solucorp Industries Ltd. ("Solucorp") during the third quarter of 1995, the Company offers soil remediation services which enhances the Company's hazardous waste remediation services. Prior to formation of the alliance with Solucorp, the Company offered soil remediation services on a limited basis because of the Company's belief that existing soil remediation technologies were unproven and not cost-effective. Solucorp has developed a Molecular Bonding System ("MBS") soil remediation technology utilized in the stabilization of hazardous heavy metal contaminated soils, sludges and other media.

     Radiological Remediation. Radiological remediation services consist primarily of the decontamination and dismantling of facilities employing or producing radioactive materials and the removal and disposal of radioactive materials. Typically, such services are utilized by utility companies which operate nuclear plants, universities and other research facilities which utilize radioactive isotopes in a variety of research projects, and the DOE and DOD which oversee nuclear weapons production.

     Utility companies have now operated nuclear plants for more than 30 years. Because of a combination of special interest pressure, strict government oversight and high operating costs, many nuclear generating facilities have been prematurely closed. As other nuclear facilities continue to age and public skepticism as to the safety of such facilities remains high, additional plants are expected to close. Due to the nature of such facilities, utility companies are expected to seek experienced dismantling and remediation specialists to decontaminate, dismantle and decommission such facilities and to assure proper handling and disposal of radioactive waste.

     Universities and other research facilities also operate nuclear reactors and utilize radioactive isotopes in research and teaching. With a decline in the enrollment in nuclear engineering departments in recent years the utilization of nuclear reactors and related materials in teaching has declined to the point that some programs may be dropped or significantly curtailed. Even where research is continuing at universities and in industry, the use of isotopes over extended periods has created, and is expected to continue to create concerns with respect to the disposal of radioactive materials and the decontamination of facilities. In order to safely deal with inactive reactors and radioactive contamination, industry and universities, sometimes under government direction, are seeking experienced specialists to remove, decontaminate and/or dispose of abandoned facilities and contaminated materials in and around abandoned or functional facilities.

     Finally, the DOD and DOE oversee the operations and are responsible for the clean up of weapons facilities across the country. Extensive remediation activities are expected to be required as many of such facilities are closed as a result of sharply reduced nuclear weapons production following the end of the Cold War. As with other owners and operators of facilities having radioactive waste and contamination, the federal government has sought, and is expected to continue to seek, experienced specialists to decontaminate and dismantle such facilities and to remediate and dispose of radioactive waste in a safe manner. The Company has skilled personnel with the necessary experience and training to dismantle these structures in government mandated and regulated personal protective equipment.

Proprietary Technologies

     During 1996, the Company made two strategic investments which further broadened the range of services offered by the Company and provided the Company with the right to utilize certain proprietary technologies in its business.

     The first such investment involved the acquisition of a license from, and equity interest in, Life International Products, Inc. ("Life") pursuant to which the Company began to market and employ Life's patented superoxygenation technology for long term bioremediation of contaminated groundwater. Life holds patents on an oxygenation process which it believes results in higher levels of oxygen being retained in fluids for longer periods of time than other existing oxygenation processes. Life's patented process has a broad array of potential applications. Life has granted the Company the exclusive license to utilize the Life oxygenation process in the United States, Canada and Mexico for purposes of bioremediation of contaminated groundwater. The Company's license runs through September 2001 subject to renewal for successive five year terms provided that certain minimum revenue requirements are met by the Company. Bioremediation involves the introduction of a bacteria culture, nutrients and oxygen into contaminated groundwater. The bacteria culture feeds on organic pollutants rendering the contaminated waters harmless. An essential element in the bioremediation process is the introduction and maintenance of high levels of oxygen into the contaminated water. The bacteria culture consumes massive quantities of oxygen in the bioremediation process and low levels of oxygen or the dissipation of oxygen from the water slows the bioremediation process. Traditional bioremediation processes have involved the injection of oxygen into water using an aerator. Management believes that application of Life's superoxygenation process enhances bioremediation of contaminated groundwater by increasing the oxygen content and the time such oxygen will remain in water as compared to traditional methods of oxygen injection. As a result of more effective and longer lasting oxygen injection, the Company believes that Life's superoxygenation process will increase the rate of bioremediation substantially when compared to existing industry practices.

     In addition to its acquisition of the license to utilize the Life superoxygenation process, the Company acquired a 10% equity interest in Life.

     The second investment in technology during 1996 involved the license received from Continental Waste Conversion, Inc. ("CWC") pursuant to which the Company was granted the exclusive worldwide rights (excluding Canada) to CWC's proprietary gasification technology that can convert municipal solid waste into electrical energy. Through that investment, the Company now offers state-of-the-art solutions to municipal waste and energy concerns worldwide.
Management believes that this gasification technology offers a number of significant advantages over existing waste-to-energy or other gasification technologies, including the production of substantially reduced volumes of secondary waste ash and compliance with the most stringent international clean air standards.

Surplus Equipment Sales

     In addition to offering a broad array of specialty environmental services, the Company was previously engaged in the direct purchase and sale of surplus equipment. The Company in conducting its dismantling and plant relocation operations has developed extensive expertise in identifying and purchasing equipment. Frequently, where plants are being dismantled but not relocated, the Company has been able to acquire equipment, with no future value to the owner, at favorable prices. Because of the nature and cost of acquiring, transporting and storing such equipment pending the sale thereof, historically, the Company would frequently enter into joint venture arrangements with sellers or other persons having available storage capacity wherein the Company would take a fifty percent interest in the equipment and the equipment would be held at the joint venture partner's facilities until such time as the Company identified a purchaser for such equipment.

     In September of 1995, the Company entered into an alliance with Universal Process Equipment ("UPE") to carry on all future surplus equipment purchase and sales operations. UPE is one of the world's largest marketers of new and used process equipment. Pursuant to an Agreement for Commissions and Joint Ventures, the Company directs all inquiries to buy or sell used process equipment to UPE. UPE, in turn, will utilize its marketing resources to satisfy such inquiries and will pay prescribed commissions to the Company based on the nature of each transaction. Where UPE chooses not to, or is unable to, acquire items, the Company will continue to be able to acquire such equipment for its own account.

     In conjunction with the formation of the strategic alliance with UPE, the Company sold substantially all of its inventory of glass lined equipment and process equipment to UPE and an affiliated company. The Company retained its inventory of generators and other selected items.

Marketing

     The Company, in marketing its services, relies principally on the efforts of its operating and executive management team who regularly call upon existing and prospective customers. The Company, through the efforts of its management, has established working relationships with numerous Fortune 500 industrial concerns as well as major national architectural engineering firms, the DOD and the DOE and many smaller and medium size industrial and engineering firms. The Company supplements the efforts of its management by regular advertising in international trade publications, direct mailings to selected industrial and engineering firms, strategic telemarketing, and regular participation in industry conferences and trade shows.

     As noted above, marketing efforts with respect to MBS soil remediation applications is handled jointly by the Company, through its management team, and Solucorp while surplus equipment marketing is now handled principally by UPE pursuant to the Company's strategic alliance with UPE.

Regulation

     The Company and, in particular, its clients, are subject to extensive and evolving environmental laws and regulations. These laws and regulations are directly related to the demand for many of the services offered by the Company and often subject the Company to stringent regulation in the conduct of its operations. The principal environmental legislation affecting the Company and its clients is described below.

     Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the treatment, storage and disposal of hazardous and solid wastes. RCRA has, therefore, created a need generally for some of the types of services provided by the Company. The 1984 Hazardous and Solid Waste Amendments to RCRA ("HSWA") expanded RCRA's scope by providing for the listing of additional wastes as "hazardous" and lowering the quantity threshold of wastes subject to regulation. HSWA also imposes restrictions on land disposal of certain wastes, prescribes more stringent management standards for hazardous waste disposal sites, sets standards for underground storage tanks and provides for "corrective" action procedures. Under RCRA, liability and stringent management standards are imposed on a person who is an RCRA permit holder, namely, a "generator" or "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage or disposal facility. Both the EPA and states with authorized hazardous waste programs can bring several types of enforcement actions under RCRA, including administrative orders and actions seeking civil and criminal penalties. RCRA also provides for private causes of action as an additional enforcement tool.

     Comprehensive Environmental Response, Compensation and Liability Act of 1980. CERCLA , also known as the Superfund Act, addresses cleanup of sites at which there has been or may be a release of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were deposited, to any person who by agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment, and to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of hazardous substances. CERCLA authorizes the Federal government either to clean up these sites itself or to order persons responsible for the situation to do so. CERCLA created a fund to be used by the Federal government to pay for the cleanup efforts. Where the Federal government expends money for remedial activities, it must seek reimbursement from the potentially responsible parties. Where the EPA performs remedial work with superfund dollars, it frequently sues potentially responsible parties for reimbursement under the "cost recovery" authority of section 107 of CERCLA. The EPA may also issue an administrative order seeking to compel potentially responsible parties to perform remedial work with their own funds under the "abatement" authority of Section 106 of CERCLA. In lieu of instigating such actions, the EPA may also seek through negotiations to persuade such parties to perform and/or pay for any and all stages of remedial action at a site in discharge of their liabilities under CERCLA.

     CERCLA provides that transporters and persons arranging for the disposal of hazardous waste may be jointly and severally liable for the costs of remedial action at the site to which the hazardous waste is taken. While the Company attempts to minimize such exposure by contracting only with qualified hazardous waste transporters meeting certain minimum insurance requirements and by having the generator select the disposal site and method there can be no assurances that the Company will be successful in so limiting such exposure. Under Section 101(20)(B) of CERCLA, when a common or contract carrier delivers a hazardous substance to a site selected by the shipper, the carrier is not considered to have caused or contributed to any release at such disposal facility resulting from circumstances or conditions beyond its control.

     The Superfund Amendments and Reauthorization Act ("SARA") was enacted in 1986 and authorized increased Federal expenditure and imposes more stringent cleanup standards and accelerated timetables. SARA also contains provisions which expand the enforcement powers of the EPA.

     While there can be no assurance, management believes that, even apart from funding authorized by RCRA and CERCLA, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory requirements and to avoid liabilities to private parties. Although the liabilities imposed by CERCLA are more directly related to the Company's clients, they could under certain circumstances apply to some of the activities of the Company, including failure to properly design or implement a cleanup, removal or remedial action plan or to achieve required cleanup standards and activities related to the transport and disposal of hazardous substances. Such liabilities can be joint and several where other parties are involved.

         Clean Air Act and 1990 Amendments. The Clean Air Act requires compliance with ambient air quality standards and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The 1990 amendments modify the Clean Air Act in a number of significant areas. Among other things, they establish emissions allowances for sulfur and nitrogen oxides, establish strict new requirements applicable to ozone emissions and other air toxics, establish a national permit program for all major sources of pollutants and create significant new penalties, both civil and criminal, for violations of the Clean Air Act.

     Included within the scope of the Clean Air Act are rules issued by the EPA known as National Emissions Standards for Hazardous Air Pollutants ("NESHAP"). NESHAP specifically regulates the emission of asbestos during manufacturing and waste disposal operations and the renovation and demolition of certain facilities. Authority to implement and enforce NESHAP standards has been delegated to the various states which have implemented licensing requirements, notice requirements and procedures with respect to asbestos abatement and other rules governing the handling and disposal of asbestos.

     Clean Water Act of 1972 ("CWA"). Originally enacted as the Federal Water Pollution Control Act, but renamed as the Clean Water Act in 1977, CWA regulates the discharge of pollutants into the surface waters of the United States. CWA established a system of minimum national efficiency standards on an industry-by-industry basis, water quality standards, and a discharge permit program. It also contains special provisions addressing accidental or unintentional spills of oil and hazardous substances into waterways.

     Other Federal and State Environmental Regulations. The Company's services are also used by its clients in complying with, among others, the following Federal laws: the Toxic Substances Control Act, the Safe Drinking Water Act, the Occupational Safety and Health Act, the Hazardous Materials Transportation Act and the Oil Pollution Act of 1990. In addition, many states have passed superfund-type legislation and other regulations and policies to cover more detailed aspects of environmental impairment and the remediation thereof. This legislation addresses such topics as air pollution, underground storage tanks, water quality, solid waste, hazardous materials, surface impoundments, site cleanup and wastewater discharge. Most states also regulate the transportation of hazardous wastes and certain flammable liquids within their borders by requiring that special permits be obtained in advance of such transportation.

Competition

     The environmental services industry is highly competitive and fragmented. Because of the diverse nature of the industry, there are many competitors, both large and small. Many segments of the industry, including a significant portion of superfund and other large projects, are dominated by large national architectural engineering firms such as Bechtel, Flour, Westinghouse, Foster Wheeler and Haliburton. Additionally, many smaller engineering firms, construction firms, consulting firms and other specialty firms have entered the industry in recent years and additional firms can be expected to enter the industry in the future. Many of the firms competing in the environmental services industry have significantly greater financial resources and more established market positions than the Company.

     While many firms are active in the environmental services industry providing site assessment, consulting and engineering services, management believes that the number of firms having expertise in, and offering, dismantling, decommissioning and deconstruction services within the environmental services industry is limited. The Company maintains a highly trained and qualified workforce and has extensive experience in planning and implementing decontamination and decommissioning projects in a safe manner. Such expertise and experience has allowed the Company to successfully compete within the industry and to secure contracts from industrial firms as well as engineering firms which lack experience in environmental decontamination and deconstruction. Because the Company, unlike most engineering firms, is staffed by experienced and skilled decontamination/deconstruction personnel, the involvement of engineering firms is often limited to project management with actual hands-on services being provided by the Company's personnel. Because of the need for certain permits and licenses, specialized equipment, OSHA-trained employees and the need to be knowledgeable of and to comply with federal, state and local environmental laws, regulations and requirements, the Company believes there are significant barriers to entry into the environmental dismantling, decommissioning and deconstruction business. There can be no assurance, however, that other firms, including the major engineering firms which control a significant portion of superfund and government contracts, will not expand into or develop expertise in the areas in which the Company specializes, decreasing any competitive advantage which the Company may enjoy. The Company believes that its expertise and its utilization of state-of-the-art remediation techniques, such as the Life oxygenation process and the Solucorp soil remediation process, will continue to allow it to compete effectively in the environmental services industry.

     As with the Company's other services, the asbestos abatement services offered by the Company are offered in competition with a large number of competitors. While there are numerous firms which offer asbestos abatement services, including a number of firms which are larger than the Company, management believes that no single firm dominates such industry but that the Company is among a number of firms which are widely recognized for their expertise in asbestos abatement. Management believes that the Company enjoys a number of competitive advantages in offering asbestos abatement services, including the Company's ability to offer asbestos abatement services as a part of a broad range of services in virtually any environmental setting without the need to subcontract with outside firms and the fact that all of the Company's full time work force is asbestos trained and licensed.

     Competition within the equipment and scrap sales segment of the Company's operations also is fragmented. While many companies engage in various aspects of the equipment and scrap sales market, competition within such market is generally dominated by a handful of national firms, including the Company's marketing partner, UPE. While there are other firms which are larger and sell more equipment than the Company, management believes that the Company, with UPE, is one of the primary competitors within such market. Unlike most of the competitors in such market which are engaged in scrap purchase and sales exclusively, the Company's equipment and scrap sales operations are an integral part of the Company's service operations. Management believes that the Company's ability to dismantle machinery and its ability to deal directly with sellers of scrap in connection with providing other environmental services provides the Company with a competitive advantage in acquiring equipment and scrap at favorable prices which in turn allows the Company to price such equipment for resale at favorable prices.

     Finally, unlike the other service aspects of its business, competition within the plant relocation segment of the Company's business is limited. Management believes that the Company is one of the dominant firms within such industry. While demolition and dismantling firms offer such services, the primary competition within the plant relocation industry is from various engineering firms which offer such services. However, most firms which offer relocation services do so as an additional service and not as a primary service. The Company advertises and markets its relocation services as a primary service.

Employees

     At December 31, 1996, the Company employed approximately 191 full-time employees, 37 of whom were management and administrative personnel, 23 of whom were clerical personnel and 131 of whom were field personnel. The Company also employs additional field personnel on a temporary basis when needed to adequately staff projects. All permanent field personnel employed by the Company are skilled craftsmen with an average of over ten years service with the Company, they are OSHA-trained and asbestos trained to perform their respective duties. Temporary employees are regularly hired on location by the Company to staff jobs performed away from the immediate vicinity of the Company's headquarters. The Company carefully reviews the training and qualifications of all temporary workers to assure that all such workers are qualified to perform the work in question. In all such instances, Company supervisors and foremen will plan, supervise and oversee all aspects of work performed by such temporary workers.

     The Company believes that it enjoys good relations with all of its employees. Each of the Company's executive officers have entered into confidentiality and noncompetition agreements with the Company. None of the Company's permanent full-time employees are unionized or subject to collective bargaining agreements and the Company has experienced no work stoppages or strikes. Some of the temporary personnel hired by the Company may be union members where the job in question and local conditions as a practical matter require such personnel.

ITEM 2.  PROPERTIES

     The principal offices of the Company are located on a 7.5 acre site at 396 Whitehead Avenue, South River, New Jersey, in a 6,925 square foot two story office building and an adjoining 7,600 square foot two story office building. Also located on such site is a 4,248 square foot one story storage/work area and a 5,700 square foot warehouse facility. Such facilities are leased by the Company from L&G Associates, an affiliate of the Company controlled by Joel Freedman and Frank Falco, pursuant to a fifteen year lease expiring May 31, 2011 and providing for monthly rental installments of $22,500, subject to annual adjustments based on the Consumer Price Index, plus insurance, taxes and maintenance costs.

     The Company also maintains 5 regional offices which are leased from third-parties in locations which are adjacent to strategic growth areas and major environmental projects.

     Management believes that the Company's properties are adequate to support the Company's current and anticipated operations.

ITEM 3.  LEGAL PROCEEDINGS

     On August 15, 1996, the U.S. Department of Labor, Occupational Safety and Health Administration ("OSHA") issued a willful citation and notification of penalty in the amount of $147,000 on the Company in connection with the accidental death of an employee of one of the Company's subcontractors on the United Illuminating Steel Point Project job site in Bridgeport, Connecticut. A complaint was filed against the Company by the Secretary of Labor, United States Department of Labor on September 30, 1996. The Company is contesting the Citations and Notification of Penalty.

     On February 11, 1997, the Company was served with a lawsuit naming the Company as a co-defendant in a wrongful death cause of action arising out of the accidental death of an employee of a subcontractor. The suit, styled The Estate
                                                                      ----------
of Percey L. Richard,  and Percey D. Richard, a minor by next of friend Patricia
--------------------------------------------------------------------------------
Cunningham v. American  Wrecking Corp.  and its  successors,  IDM  Environmental
--------------------------------------------------------------------------------
Corp.  and  its  successors,  SECO  Corp.  and its  successors,  all  joint  and
--------------------------------------------------------------------------------
individually,  and all unknown  persons,  Case No.  2:97CV  filed in the Federal
---------------------------------------
District Court for the Northern District of Indiana is based on the same facts as gave rise to the above referenced administrative proceeding instituted by the Occupational Safety and Health Administration and seeks damages of $45 million. Management believes that the suit, as it relates to the Company, is without merit and intends to vigorously contest the cause of action.

     In October of 1996, the Company filed suit in the District Court of Bexar County, Texas, 166th Judicial District, IDM Environmental Corp. v. H.B. Zachary
                                         ---------------------------------------
and  Company and Harold B.  Cockburn,  (Cause No. 96-  CI14834).  The Company is
------------------------------------
seeking additional compensation for services rendered under a subcontract to the defendant as a result of the defendant's misrepresentations as to the scope of work, failure to cooperate and active interference with the Company's performance.

     In November of 1996, a shareholder filed a class action lawsuit against the Company and certain directors and officers of the Company. The suit, Arthur Goldberg v. Joel A. Freedman, Frank A. Falco, James R. Harrigan, John Klosek and IDM Environmental Corp., Docket No. L-11783-96 in the Superior Court of New Jersey, Middlesex County, alleges that the Company disseminated false and misleading financial information to the investing public between March 27, 1996 and November 18, 1996 and seeks damages in an unspecified amount to compensate investors who purchased the Company's common stock between the indicated dates as well as the disgorgement of profits allegedly received by the individual defendants from sales of common stock during that period. The Company believes the cause of action is without merit and intends to vigorously contest such cause of action.

     In April of 1997, the Company and its subsidiary, Global Waste & Energy, Inc., were named as co-defendents in a cause of action styled Continental Waste
                                                               -----------------
Conversion Inc. v. IDM Environmental  Corp., Global Waste & Energy, Inc., et al,
--------------------------------------------------------------------------------
filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 9701 04774). The plaintiff, CWC, has alleged that the license granted to the Company to utilize and market CWC's proprietary gasification technology was granted without proper corporate authority due to the lack of shareholder approval. The plaintiff has asserted the subsequent employment by Global Waste & Energy of two former officers of CWC as a basis for its allegations. CWC is seeking to have the license and all other agreements between CWC and the Company declared null and void in addition to seeking damages for alleged lost profits and other amounts. The Company believes the suit is without merit and intends to vigorously contest the cause of action.

     In addition to the foregoing, the Company is periodically subject to lawsuits and administrative proceedings arising in the ordinary course of business. Management believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Company's financial condition, operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's common stock trades on The Nasdaq Stock Market under the symbol "IDMC." The Company's common stock commenced quotation on the Nasdaq Small-Cap market following completion of the Company's initial public offering in April of 1994. Subsequently, on August 31, 1994, the Company's common stock commenced quotation on the Nasdaq National Market System. The following table sets forth the high and low sales prices for the Company's common stock for each quarterly period during the last two fiscal years:

                                                   High             Low

First Quarter, ended March 1995                   $6.500            $4.563
Second Quarter, ended June 1995                    7.875             4.625
Third Quarter, ended September 1995                5.875             4.063
Fourth Quarter, ended December 1995                5.500             3.438

First Quarter, ended March 1996                   $8.438            $2.875
Second Quarter, ended June 1996                    8.656             5.688
Third Quarter, ended September 1996                7.625             5.250
Fourth Quarter, ended December 1996                6.250             1.938

         The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     At March 10, 1997, the bid price of the Common Stock was $2-7/16.

Holders

     As of March 10, 1997, there were approximately 72 holders of record and 1935 beneficial owners of the Common Stock of the Company.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Sales of Unregistered Securities

     (a) On February 12, 1997, the Company sold 300 shares of Series B Convertible Preferred Stock at $10,000 per share.

     (b) The securities were sold to four accredited investors.

     (c) The aggregate sales price of such securities was $3,000,000. A six and one-half percent (6.5%) commission was paid with respect to such sale in addition to a $25,000 expense allowance and a five year warrant exercisable to acquire up to 100,000 shares at $3.32813 per share.

     (d) The securities were offered pursuant to Regulation D. The offer was directed exclusively to accredited investors without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof.

     (e) The Series B Preferred Shares are convertible into Common Stock commencing 91 days after issuance at the lesser of (i) 120% of the average closing price of the Common Stock over the five trading-day period preceding closing or 82% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 91st and 120th day following closing, (ii) 110% of the average closing price of the Common Stock over the five trading-day period preceding closing or 79% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 121st and 150th day following closing, (iii) 100% of the average closing price of the Common Stock over the five trading-day period preceding closing or 76% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 151st and 180th day following closing, and
(iv) 100% of the average closing price of the Common Stock over the five trading-day period preceding closing or 73% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring on or after the 181st day following closing. Conversion of the Series B Preferred Stock is subject to the issuance of a maximum of 1,915,000 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 1,915,000 shares, all shares of Series B Preferred Stock remaining outstanding if and when 1,915,000 shares have been issued will be subject to mandatory redemption by the Company at $11,000 per share. Further, the Company has the right, upon notice to the holders, to redeem for $12,200 per share any shares of Series B Preferred Stock submitted for conversion at a price of $1.80 or less. The Series B Preferred Shares pay a 7% dividend payable on conversion or at redemption in cash or Common Stock, at the Company's option. All Series B Preferred Shares remaining outstanding on

February 12, 2000 shall be automatically converted into Common Stock. The Warrants are exercisable for a period of three years at a price equal to 150% of the price of the Common Stock at closing.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth, for the periods and at the dates indicated, selected consolidated financial and operating data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Company's audited consolidated financial statements included in the Index to Financial Statements on page 29 of this report. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Years ended December 31,
                                            --------------------------------------------------------
                                              1996        1995         1994        1993        1992
                                            --------    --------     --------    --------     ------
                                                        (in thousands, except per share data)
Income Statement Data:
Operating revenues:
  Contract revenues......................   $ 20,808    $ 33,866     $ 25,362    $ 14,436     $ 14,601
  Equipment and scrap revenues...........        834       5,537        3,150       4,368        4,256
  Other..................................          -           -           22         342           39
                                            --------    --------     --------    --------     --------
    Total operating revenues.............     21,642      39,403       28,534      19,146       18,896
Cost of sales:
  Direct job costs.......................     21,492      30,433       20,449      11,539       12,436
  Unusual job costs......................          -       3,300            -           -            -
  Cost of equipment......................        943       2,977        1,651       1,379        1,148
                                            --------    --------     --------    --------     --------
Gross profit (loss)......................       (793)      2,693        6,434       6,228        5,401
Operating expenses:
  General and administrative.............      9,567       7,637        5,418       4,514        4,286
  Depreciation and amortization..........        668         653          344         432          390
  Settlement expense.....................          -          -             -           -          195
                                            --------    --------     --------    --------     --------
Income (loss) from operations............                 (5,597)         672       1,282          531
Interest income (expense), net...........         30         200          (36)       (233)        (306)
Other income.............................          -           -            -          81            -
                                            --------    --------     --------    --------     --------
Income (loss) before income taxes            (10,998)     (5,397)         636       1,130          225
Provision (credit) for income taxes......     (1,850)     (1,530)         312         434           10(1)
                                            --------    --------     --------    --------     --------
Net income (loss)........................     (9,148)   $ (3,867)    $    324    $    696     $    215(1)
                                            ========    ========     ========    ========     ========
Net income (loss) per share..............   $  (1.13)   $  (0.67)    $   0.06    $   0.29     $   0.09(1)
                                            ========    ========     ========    ========     ========
Weighted average shares outstanding......   8,089,472   5,815,565    5,577,977   2,333,334    2,333,334
                                            =========   =========    =========   =========    =========

Balance Sheet Data (at period end):
Working capital..........................   $  8,731    $ 10,293     $ 12,070    $    622     $  1,162
Total assets.............................     22,203      22,028       22,257       9,302        7,608
Long-term liabilities....................        164       4,004            -          69           10
Minority interest........................      1,034           -            -           -            -
Shareholders' equity.....................     13,461      10,940       13,829       1,726        1,053

------------------------

(1) Prior to January 1, 1993, the Company was an S Corporation for tax purposes and, therefore, paid no federal income taxes. Pro forma net income for the year ended December 31, 1992, assuming the Company were subject to federal income tax, would have been $147,980, or $0.06 per share, net of federal income tax expense of $77,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 23 of this Form 10-K.

General

     The Company was incorporated in 1978 as a dismantling, deconstruction, demolition and equipment provider and has evolved into a specialty environmental services company. The Company's revenues are derived primarily from (1) contract decontamination and decommissioning services in a broad range of industrial and environmentally sensitive settings, including, but not limited to, plant dismantlement and relocation services, asbestos abatement services, and remediation of contaminated soil and groundwater; and (2) equipment and scrap sales.

     The Company's contract decontamination and decommissioning services are provided as primary contractor or as subcontractor to industrial concerns and governmental and other entities. Generally, such entities own or operate manufacturing or process plant facilities which facilities are being abandoned, relocated or otherwise require varying degrees of dismantling or deconstruction work or remediation of a variety of environmental hazards. Because of the nature of the operations at such facilities, the Company's services typically involve varying environmental concerns which require the application of specialized deconstruction and/or remediation techniques. In accordance with industry practice, the Company will typically develop a preliminary work plan for each project and will enter into a contract to perform the required services. The Company's projects are performed primarily on a "lump sum" basis wherein the Company bids to perform a complete job for a predetermined price or on a "time and material" basis wherein the Company charges predetermined hourly or per day rates for specified services plus a charge for materials used. Additionally, the Company provides services pursuant to "fixed fee" contracts wherein the Company is paid for all costs incurred plus a predetermined fee or profit margin. Because of the risk associated with lump sum contracts, the Company generally will not bid on such jobs unless the Company has a thorough understanding of the scope of the job in question and an established history of performing such jobs within the price established in the contract or the contract provides for adjustments to the price based on industry practices and scope of work. While the Company performs decontamination and decommissioning services directly for numerous industrial concerns with whom the Company has existing relations and with other industrial concerns with whom the Company may establish relationships from time to time, a portion of the Company's services are also provided on a subcontractor basis for engineering firms which are called in to develop and implement hazardous waste remediation plans but which lack expertise in dismantling or deconstruction or specialized remediation processes.

     In addition to offering decontamination and decommissioning services to its customers, in connection with such services, the Company has extensive experience in, and offers, plant relocation and reconstruction services to its customers.

     Equipment and scrap sales operations are conducted both as a separate profit center and as an adjunct to the Company's decontamination and decommissioning operations. Because of the Company's continual involvement with firms requiring decontamination and decommissioning services as well as plant relocation and reconstruction services, the Company has developed extensive expertise in identifying salvageable equipment and scrap and is often able to acquire equipment on favorable terms from customers who would otherwise have no ongoing use for such equipment or otherwise lack the knowledge and expertise to market such equipment. The Company historically maintained an inventory of surplus equipment and regularly acquired additional equipment and entire plants from its customers as well as other sources where the Company could acquire such equipment on favorable terms. The Company conducted ongoing marketing efforts on a worldwide basis in order to place such equipment. In September of 1995, the Company sold substantially all of its surplus equipment inventory, other than generators, to Universal Process Equipment ("UPE") and entered into an alliance with UPE to jointly carry on all future surplus equipment purchase and sales operations.

     Due to the nature of the Company's service operations, the Company's ability to generate service revenues is dependent on a number of factors. The primary factors which have historically affected the Company's decontamination and decommissioning and remediation service revenues have been the Company's net worth, liquid working capital and bonding capacity. Because virtually every major job undertaken by the Company requires the Company to provide bonding, the number and size of jobs which the Company has historically been, and will in the future be, able to perform is dependent on the Company's bonding capacity. Generally, bonding requirements and bonding capacity are a direct function of the Company's net worth and available liquid working capital, the size of the job undertaken and the number of jobs being performed, with larger jobs and more numerous jobs requiring higher net worth, higher liquid working capital and higher bonding. Prior to the Company's initial public offering in 1994, the Company was historically limited in the size and number of jobs which it could perform because of its limited net worth and available working capital. In addition to net worth, liquid working capital and bonding capacity, the Company's revenues are influenced by such factors as job pricing, demonstrated expertise and range of services offered and name recognition. None of these factors have, in management's opinion, negatively impacted the Company's revenue producing capability to date. In fact, management believes that the Company benefits from its surplus equipment and scrap sales operations which permit the Company to offer favorable job pricing as well as from a favorable reputation as a provider of expert services in a broad range of areas.

     The Company's service revenues exhibit certain seasonal characteristics. While dismantling and remediation projects arise periodically throughout the year, many entities requiring the Company's services tend to delay expenditures until the summer months or until as late as possible in the entities' fiscal years. Additionally, due to the nature of the various services offered by the Company, projects are often delayed by inclement weather conditions, particularly in the northeast. Accordingly, the Company's service revenues tend to be higher in the summer and fall months and lower in the winter and spring months.

     The Company's job expenses are primarily labor and labor related costs, including salaries to laborers, supervisors and foremen, out-of-town living expenses, payroll taxes, training, insurance and benefits. Additionally, the Company's job expenses include bonding and job related insurance cost, repairs, maintenance and rental of job equipment, job materials and supplies, and transportation and dumping costs, among others. Direct job costs tend to vary proportionally with service revenues.

     Cost of surplus equipment sales includes the actual cost of such equipment as well as freight charges to transport such equipment and costs of refurbishing certain equipment. Such costs vary with the volume of sales, the nature of the equipment sold and the Company's ability to acquire such equipment on favorable terms. The Company generally has no cost for scrap materials as the value of salvageable scrap is generally factored into the price when bidding on jobs and no payment is made by the Company for such scrap.

     In addition to direct job costs and cost of surplus equipment and scrap sales, the Company incurs various general and administrative expenses to support its operations. The largest of such expenses is salaries paid to management and administrative personnel. Prior to its initial public offering in 1994, the Company historically paid out substantially all of its net income annually to Joel Freedman and Frank Falco, the Company's founders and principal officers and shareholders, as salary. Other significant general and administrative expenses include rent on the Company's facilities, general insurance, promotional expense and general office expense.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues. The Company's total revenues decreased by approximately 45.2% from $39.4 million for the year ended December 31, 1995 to $21.6 million for the year ended December 31, 1996. Contract service income decreased for the period by 38.6% from $33.9 million in 1995 to $20.8 million in 1996. The decrease in contract service income was attributable to a combination of (1) completion in early 1996 of a contract to dismantle and relocate an ammonia plant to Pakistan (the FFC Contract"), which accounted for $13.4 million of revenues in 1995, (2) delays in the commencement of several contracts awarded to IDM in 1996 and (3) the reversal of $2.1 million in previously accrued revenues and gross margin associated with change order claims under negotiation with two customers that have not been resolved to date. Surplus equipment and scrap sales decreased by 85.4% from $5.5 million from the year ended December 31, 1995 to $0.8 million in 1996 due to the sale in 1995 of $4 million of glass lined and process equipment in connection with the formation of the Company's marketing alliance with UPE.

     Cost of sales.  Cost of sales,  which  includes  direct job costs,  cost of equipment sales, unusual job costs, a write-down of the Company's surplus generator inventory decreased by approximately 39% from $36.7 million for 1995 to $22.4 million for 1996. Direct job costs decreased by 29.4% during 1996 and increased from 89.9% to 103.3% of contract income. The primary elements of such decrease in job costs were materials and supplies, job salaries, subcontracting and disposal expense. The decrease in such job costs was primarily attributable to the decreased level of activity following completion of the performance of the FFC Contract. The deterioration in gross margins during 1996 was attributable to a combination of (1) bidding new contracts at lower than normal jmargins in order to penetrate strategic markets serviced by the Company's regional offices and (2) cost overruns on several contracts, including the Los Alamos project where the Company is presently in negotiations to recover $2.1 million of additional costs incurred as a result of change orders from clients.

     Cost of equipment sales decreased 78.6% during 1996 and increased from 53.8% to 77.1% of equipment and scrap sales revenues. The decrease in cost of equipment sales and the decrease in gross margin was attributable the sale, in a bulk transaction, of $4,000,000 of surplus equipment to UPE during 1995.

     In addition to the routine changes discussed above, the Company's cost of sales reflects one time charges of $3.3 million in unusual job costs during 1995 and a write-down of the Company's surplus generator inventory of $300,000 in 1996.

     General and administrative expense. General and administrative expenses increased by 26.3% from $7.6 million (19.2% of gross revenues) in 1995 to $9.6 million (44.4% of gross revenues) in 1996. The increase in general and administrative expenses was primarily attributable to a combination of (1) the general and administrative expenses of Global Waste & Energy, the Company's 90% owned subsidiary which was established during the year ($665,000), (2) the write-down of a portion of the Company's notes receivable from UPE ($630,000) and (3) increased legal fees ($394,000).

     Depreciation and amortization. Depreciation and amortization expense stayed approximately the same $0.7 million in both years.

     Loss from operations. Loss from operations increased from $5.6 million in 1995 to $11.0 million in 1996. As a percentage of revenues, loss from operations increased from 14.2% in 1995 to 50.9% in 1996. The increase in loss from operations was attributable to the deferral of several large contracts which were expected to commence in 1996.

     Interest income and expense. The Company experienced a decrease in interest income from $0.3 million in 1995 to $0.2 million in 1996 and an increase in interest expense from $0.1 million in 1995 to $0.2 million in 1996. The decrease in interest income and increase in interest expense was attributable to lower levels of funds available for investment due to the loss sustained during the year and a full year of interest expense on $0.6 million of equipment financed in December 1995.

     Income taxes. The Company's credit for income taxes increased from $1.5 million in 1995 to $1.9 million in 1996. The increase in the income tax credit for 1996 was attributable to the higher operating loss.

     Miscellaneous. During fiscal years 1995 and 1996, the Company provided no post retirement benefits subject to FAS 106.

     As a result of the foregoing, the Company reported a net loss of $9.1 million in 1996 as compared to a net loss of $3.9 in 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Revenues. The Company's total revenues increased by approximately 38.1% from $28.5 million for the year ended December 31, 1994 to $39.4 million for the year ended December 31, 1995. Contract service income increased for the period by 33.5% from $25.4 million in 1994 to $33.9 million in 1995. The increase in contract service income was attributable to a combination of the Company's successfully bidding on and performing a larger number of contracts during 1995 using the proceeds of the Company's initial public offering and the performance of larger dollar volume contracts during 1995. In particular, services provided with respect to the "FFC Contract" accounted for $13.4 million of revenues, or approximately 34% of total revenues, during 1995. The FFC Contract accounted for $12.8 million of the Company's revenues during 1994.

     Cost of sales. Cost of sales, which includes direct job costs, unusual job costs and cost of equipment sales, increased by approximately 66.1% from $22.1 million for 1994 to $36.7 million for 1995. Direct job costs increased by 48.8% during 1995 and increased from 80.6% to 89.9% of contract income. The primary elements of such increase in job costs were materials and supplies, job salaries, subcontracting and dumping expense. Materials and supplies increased from $2.6 million (exclusive of a plant purchase) in 1994 to $7.5 million in 1995; job salaries increased from $4.6 million for 1994 to $5.3 million for 1995; and, subcontracting and disposal expense increased from $1.8 million in 1994 to $9.3 million in 1995. The increase in these job costs was primarily attributable to the increased level of activity following completion of the Company's initial public offering in 1994, in particular the performance of the FFC Contract which required the purchase, disassembly and relocation of a plant. The decrease in the gross margin was attributable to successfully bidding new work at lower than normal margins in order to penetrate strategic markets serviced by the Company's newly opened regional offices.

     Cost of equipment sales increased 80.3% during 1995 and increased from 52.4% to 53.8% of equipment and scrap sales revenues. The increase in cost of equipment sales and the decrease in gross margin was attributable the sale, in a bulk transaction, of $4.0 million of surplus equipment to UPE.

     In addition to the foregoing, included in cost of sales was a one-time pre-tax charge of $3.3 million in the fourth quarter of 1995 classified as unusual job costs. This charge arose from a contract interpretation issue with an international customer with regard to transportation costs. The dispute specifically relates to the overseas transportation costs which were outside the ordinary and typical business activities of the Company. The Company does not anticipate entering into any future contracts that require the Company to have responsibility for overseas transportation costs. The Company absorbed these costs to avoid expense and uncertainty of mediation, arbitration and litigation, and in anticipation of a significant amount of business expected to be awarded to the Company by the customer in the future. Is was recorded as a separate line item in the consolidated Statement of Operations because of its "unusual" nature. The $3.3 million represents 9.7% of contract income for the year.

     General and administrative expense. General and administrative expenses increased by 41.0% from $5.4 million for 1994 to $7.6 million in 1995. The increase in general and administrative expenses was primarily attributable to
(i) increased marketing expenses associated with bidding on a larger number of jobs, (ii) the costs of opening and operating three new regional offices to support ongoing and future jobs, (iii) increased payroll attributable to the hiring of additional support personnel as well as a restoration of certain salary reductions implemented in June of 1994, and (iv) the costs associated with the Company's status as a publicly held corporation. Each of the principal areas in which general and administrative expense increased during 1995 is expected to facilitate future revenue growth and the Company's ability to bid on and perform jobs in strategic growth regions.

     Depreciation and amortization. Depreciation and amortization expense increased from $0.3 million in 1994 to $0.7 million in 1995 as a result of the acquisition of property, plant and equipment in the amount of $1.3 million during the year and as a result of amortizing note issuance costs of $0.1 million associated with the Company's placement of $5 million of convertible notes in September of 1995.

     Income (loss) from operations. Income (loss) from operations decreased from income of $0.7 million in 1994 to a loss of $5.6 million in 1995. As a percentage of revenues, income (loss) from operations decreased from 2.4% in

1994 to (14.2%) in 1995. The decrease in income from operations, both in total and as a percentage of revenues, was attributable to the unusual job costs associated with the FFC Contract (discussed above) and increases in general and administrative expense accompanying the opening of three regional offices.

     Interest income and expense. The Company experienced an increase in interest income from $0.1 million in 1994 to $0.3 million in 1995 and a decrease in interest expense from $133,000 in 1994 to $110,000 in 1995. The increase in interest income and decrease in interest expense was attributable to the receipt of proceeds from the Company's initial public offering which proceeds were used in part to pay off all bank debt with the balance of such funds invested in temporary investments and the receipt of funds from the sale of $5.0 million of convertible notes ("Convertible Notes") in September of 1995.

     Income taxes. The Company's provision (credit) for income taxes decreased from $0.3 million in 1994 to ($1.5 million) in 1995. The decrease in income tax expense for 1995 was attributable to the loss incurred in 1995.

     Miscellaneous. During fiscal years 1994 and 1995, the Company provided no post retirement benefits subject to FAS 106.

     As a result of the foregoing, the Company reported a net loss of $3.9 million in 1995 as compared to net income of $0.3 million for 1994.

Liquidity and Capital Resources

     At December 31, 1996, the Company had approximately $8.7 million of working capital, including a cash balance of $1 million. This compares to working capital of $10.3 million and a cash balance of $0.1 million at December 31, 1995. The $1.6 million decrease in working capital and increase in cash is primarily attributable to the receipt of $9 million from the exercise of outstanding warrants and options during the year which was offset by the loss for the year.

     Approximately $0.1 million of the Company's working capital at December 31, 1996 consisted of cash performance bonds and related refundable deposits which the Company had posted in connection with the performance of various projects which are expected to be completed within twelve months, at which time such deposits are expected to be released to the Company. An additional $1.7 million of working capital consisted of unbilled costs and estimated earnings on ongoing projects. Again such amounts are expected to be received during 1997 as projects progress with all such amounts being payable to the Company by the completion of such projects.

     Also included in the Company's working capital balance at December 31, 1996 was $1.2 million of surplus equipment inventory (net of a $0.3 million valuation reserve) held for sale which gross inventory level was identical to that reported at December 31, 1995. The inventory reflects the Company's sale of substantially all of its surplus equipment inventory, other than generators, to UPE in connection with the formation of a marketing alliance with UPE during 1995. The Company's remaining surplus equipment inventory consists principally of 15 generators which the Company acquired in a joint venture arrangement with a major surplus equipment dealer. Management believes that there is a strong demand for generators such as those which the Company holds in inventory and that such generators will provide an adequate inventory to meet the anticipated demand for such generators for at least the next two years.

     The Company's accounts receivable decreased by 15.0% from 1995 to 1996. Such decrease in accounts receivable was attributable to lower levels of business activity. As a percentage of revenues, accounts receivable increased from 16.8% in 1995 to 26% in 1996. The increase in accounts receivable as a percentage of revenues reflects lower sales in the fourth quarter of 1996 versus 1995. Government contracts, and certain private industry contracts, typically include terms where payment is often deferred for up to 90 days following completion of work. While the Company attempts to negotiate favorable payment terms whereby the Company realizes substantial cash flows throughout the life of a contract, contracts with United States governmental agencies, including existing projects on which the Company is presently on site and a number of projects on which the Company is bidding, cannot be expected to include terms which are considered favorable.

     As a result of the loss incurred during 1996, operating activities used $5.5 million in cash during 1996. The company also used $2.5 million in cash for investing activities during 1996 for (1) an acquisition of a 10% interest in

Life for $1.3 million, (2) the acquisition of certain property, plant and equipment and other assets for $888,000 and (3) advances and loans to certain officers in the amount of $330,768. Cash flows from financing activities totaled $8.9 million during 1996 and consisted principally of (1) proceeds received from the exercise various warrants and options, including $6.96 million received from the exercise of 1,051,000 Class A Warrants and $1.98 million received from the exercise of the underwriter's option issued in connection with the Company's initial public offering and (2) subscription proceeds totaling $258,621 as partial payment for the sale of a 45% equity interest in an El Salvador subsidiary formed by the Company to carry out the deployment of the Kocee Gas Generator technology in El Salvador.

     In November of 1996, the Company's board of directors approved a discretionary stock repurchase plan whereby the Company may, from time to time, repurchase on the open market shares of its common stock in an amount up to $750,000. Repurchases of 100,000 shares for $216,500 during 1996 partially offset cash flows from the financing activities discussed above.

     In addition to the foregoing items which impacted the Company's cash flows during 1996, the Company carried out several non-cash transactions and transactions with subsidiaries not reflected in the Company's cash flow statements. Among the non-cash transactions entered into during 1996 were (1) the receipt of a subscription receivable in the amount of $775,862 representing the balance of the sales price of the minority interest being sold in the Company's El Salvador subsidiary, (2) the conversion of $3.32 million of convertible notes into common stock, and (3) the repayment of $670,580 of loans to officers through the surrender of 92,214 shares of common stock. Transactions with subsidiaries during 1996 related principally to the capitalization of various subsidiaries formed to deploy the Company's Kocee Gas Generator technology. At December 31, 1996, the Company had loaned $1.2 million to its 90% owned subsidiary, Global Wasted & Energy, Inc. Such loan is repayable on demand with interest at 9.25%. In connection with the acquisition of the Kocee technology, the Company also loaned $160,000 (Canadian), or approximately $116,500 (United States), to Continental Waste Conversion, Inc., the licensor of the technology.

     The Company requires substantial working capital to support its ongoing operations. As is common in the environmental services industry, payment for services rendered by the Company are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund substantial project costs, including significant labor and bonding costs, from financing sources within and outside of the Company. As noted, certain contracts, in particular those with United States governmental agencies, may provide for payment terms of up to 90 days or more and may require the posting of substantial performance bonds which are generally not released until completion of a project.

     Prior to the completion of the Company's public offering, operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Following the public offering, the Company paid off all of its then existing bank debt. At December 31, 1996, the Company had no bank debt and no significant long-term debt and was funding its operations entirely through cash on hand and operating cash flow.

     With the substantial increase in volume and size of jobs on which the Company performed services during 1995, and as a result of the incurrence of costs relating to the opening of additional offices and to otherwise support growth, the Company experienced shortages in working capital during the third quarter of 1995. In September of 1995, after evaluating various financing options, the Company sold $5 million of 7% convertible notes (the "Convertible Notes") to various non-U.S. investors. The Company received net proceeds from the sale of the Convertible Notes of approximately $4.2 million. The Convertible Notes were due on September 15, 1997 and accrued interest at the rate of seven percent per annum payable upon maturity only if the notes have not been converted into Common Stock. The holders of the Convertible Notes were entitled, at their option, to convert such notes into shares of the Company's Common Stock at a conversion price for each share equal to the lessor of the closing bid price of the Common Stock on September 15, 1995 ($5.00), or eighty-two percent (82%) of the closing bid price of the Common Stock on the day prior to conversion. As of December 31, 1995, $1,358,000 of the Convertible Notes had been converted resulting in the issuance of 453,366 shares of Common Stock. During 1996, the remaining $3,642,000 of Convertible Notes were converted resulting in the issuance of 1,143,903 shares of Common Stock.

     Subsequent to December 31, 1996, in February of 1997, the Company sold 300 shares, or $3.0 million, of Series B Convertible Preferred Stock to provide funding for the Company's East Dam project and other projects on which the Company anticipates commencing work during the first half of 1997. The Series B Preferred Shares are convertible into Common Stock commencing 91 days after issuance at the lesser of (i) 120% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.67) or 82% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 91st and 120th day following closing, (ii) 110% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.475) or 79% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 121st and 150th day following closing, (iii) 100% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.225) or 76% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 151st and 180th day following closing, and (iv) 100% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.225) or 73% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring on or after the 181st day following closing. The Series B Preferred Shares pay a 7% dividend payable on conversion or at redemption in cash or Common Stock, at the Company's option. All Series B Preferred Shares remaining outstanding on February 12, 2000 shall be automatically converted into Common Stock.

     Conversion of the Series B Preferred Shares is subject to a cap on total shares issuable pursuant to conversion to 1,915,000 shares, provided, however, that the Company will submit a proposal to its shareholders to permit conversions in excess of such cap in which case such conversions will be permitted. In the event the shareholders do not approve issuances in excess of the cap the Company will be required to redeem any remaining shares of Series B Preferred Stock if the cap is reached at $11,000 per share. Conversions are also subject to the Company's right to redeem any Series B Preferred Shares submitted for conversion at a price of $1.80 per share or less. Subject to the Company's satisfaction of certain notice requirements, the Company may redeem any such shares of Series B Preferred Stock submitted for conversion at a price of $12,200 per share.

     Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, the Company presently has no sources of financing or commitments to provide financing. A total of 2,399,000 Class A Warrants issued in connection with the Company's initial public offering were outstanding and exercisable at December 31, 1996. Such warrants are exercisable to purchase two shares of common stock each for a price of $9.00, or $4.50 per share. The warrants are exercisable until April of 1999 unless earlier called. The Company may call the warrants if the closing bid price of the common stock equals or exceeds $9.00 for a period of twenty consecutive trading days. Exercise of the warrants would provide gross proceeds to the Company of approximately $21.6 million and result in the issuance of 4.8 million shares. There can be no assurance, however, when, if ever, any or all of the warrants will be exercised.

     Other than funding the Company's bonding and other job costs, the Company does not anticipate any substantial demands on the liquidity or capital resources of the Company during the following twelve months.

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

Certain Factors Affecting Future Operating Results

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: delays in awarding and commencing contracts, and payment on contracts occasioned by dealings with governmental and foreign entities; changes in accepted remediation technologies and techniques; substantial fluctuations in revenues resulting from completion and replacement of contracts and delays in contracts; economic conditions affecting the ability of prospective customers to finance projects; and other factors generally affecting the timing and financing of projects. In addition to the foregoing, the following specific factors may affect the Company's future operating results.

     At December 31, 1996, the Company was on-site on projects with a total value of services yet to be performed of $41 million and the Company had additional contracts awarded but not yet begun valued at $6 million. The largest projects on which the Company was on-site at December 31, 1996 were the East Dam project in Southern California with an approximate value of services to be performed of $15 million and Manafort and Tonawanda with an approximate value of services to be performed of $6 million each. All three contracts are expected to be fully completed by the end of 1997. Included in the projects for which the Company was on-site at December 31, 1996 was the Los Alamos project for which the Company's billings for 1996 totaled $1.1 million and management estimates that as much as $7 million will be billed on such project during 1997. However, based on the nature of the project and delays experienced in commencing work on such project, the timing of performing services and total billings with respect to the Los Alamos project is subject to periodic adjustment. Of the contracts awarded but not yet begun at December 31, 1996, the largest such project is a major chemical company facility with an approximate value of $1.5 million which is expected to commence in the first quarter of 1997.

     In addition to its existing contracts, the Company is presently bidding on, or proposes to bid on, numerous projects in order to replace revenues from projects which will be completed during 1997 and to increase the total dollar volume of projects under contract. Management anticipates that the Company's efforts to bid on and secure new contracts will focus on projects which can be readily serviced from the regional offices opened by the Company during 1994 and 1995 as well as certain large international plant relocation projects which the

Company intends to pursue. The Company's regional offices, particularly the Oak Ridge, Tennessee and Los Alamos, New Mexico offices are strategically located in areas having a high concentration of prospective governmental and private remediation sites. While bidding to perform services at such sites is expected to be highly competitive, management believes that the Company's existing presence on adjacent projects combined with its proven expertise and resources will allow the Company to successfully bid on and perform substantial additional projects based out of its regional offices.

     In addition to remediation and plant relocation projects on which the Company is presently bidding or negotiating, the Company is presently involved in negotiations with respect to the initial deployment of the Company's recently acquired Kocee Gas Generator technology in El Salvador. The Company has entered into a preliminary agreement with a prospective equity partner to install and operate a waste-to-energy facility in El Salvador with the equity partner expected to contribute $13.5 million and the Company to contribute $16.5 million. Assuming the Company can successfully consummate a transaction to install and operate a waste-to-energy facility, management anticipates that the Company will realize substantial ongoing revenues from operation of such facility as well as revenues generated in connection with the initial installation of such facility. Further, management anticipates that a successful initial installation and operation of the Kocee Gas Generator will lead to additional opportunities to deploy such technology. There can be no assurance, however, that the Company will be successful in consummating a transaction to deploy the Kocee Gas Generator technology in El Salvador or elsewhere or, if such technology can be deployed, that such facilities can operate profitably. At April 11, 1997, CWC, the licensor of the Kocee technology was in default in repayment of the $160,000 (Canadian) loan from the Company and had filed suit against the Company attempting to void the various agreements with the Company. While the Company believes CWC's suit is wholly without merit, the pendency of such suit or an adverse outcome in such suit could materially hinder the Company's efforts to deploy the Kocee Gas Generator technology. See "Legal Proceedings."

     While management expects operating results to improve during 1997 for the reasons discussed above, the Company anticipates that it may incur a charge to earnings in one or more of the years commencing in 1995 and ending in 2005 in connection with the possible issuance of shares of Common Stock to the Company's principal officers pursuant to the terms of their employment with the Company. Under their respective employment agreement Messrs. Freedman and Falco are entitled to receive certain bonuses in the form of stock of the Company in the event certain earnings criteria are satisfied. Pursuant to such stock bonus arrangements, the Company will issue stock to Messrs. Freedman and Falco in an amount up to 15% of the total issued and outstanding shares of Common Stock of the Company as measured at the time(s) of issuance. The criteria for issuing such shares is as follows: (I) if pre-tax net income for any one of the years from 1994 to 2005 equals or exceeds $2,500,000, shares in an amount equal to 5% of total issued and outstanding Common Stock of the Company shall be issued;
(ii) if pre-tax net income for any one of the years from 1994 to 2005 equals or exceeds $3,500,000, shares equal to 5% of total issued and outstanding Common Stock of the Company shall be issued; and (iii) if pre-tax net income for any one of the years from 1994 to 2005 equals or exceeds $6,000,000, shares equal to 5% of total issued and outstanding Common Stock of the Company shall be issued. For purposes of determining satisfaction of the above criteria, each of such criteria may only be satisfied in one of the measuring years but two or more of such criteria may be satisfied in the same year (e.g., pre-tax earnings of $6 million in any one year will satisfy each of the three criteria thus resulting in the issuance of the full 15% but pre-tax earnings of $2.5 million in each of the years will only satisfy the first criteria for one year thus resulting in the issuance of only 5% of the possible 15%). Pre-tax net income for each year shall be determined, and the right to receive shares shall vest, on April 30 following each fiscal year. In computing pre-tax net income for purposes of determining whether the above criteria has been satisfied, any charges to earnings arising solely as a result of the issuance of shares pursuant to the stock bonus arrangement shall be excluded.

     Because of the compensatory nature of the stock bonus arrangement, each issuance of shares pursuant to such arrangement will result in a non-cash charge to the Company's earnings. The amount of such compensation charge will be equal to the fair market value of the shares issued at the date of issuance. While the amount of such future charges to earnings, if any, and the timing of such charges cannot be estimated at this time due to the uncertainty as to the future satisfaction of the earnings criteria and the future value of the stock, any such future charges to earnings can be expected to be substantial.

     Finally, the Company's future operating results are also expected to be materially impacted by the Company's alliance with Universal Process Equipment ("UPE") to market its surplus equipment inventory. Pursuant to such alliance, the Company sold substantially all of its surplus equipment inventory, other than generators, to UPE for an aggregate of not less than $4 million. Such purchase price is payable from one third of the net sales proceeds of such equipment received by UPE. The unpaid portion of the purchase price of such equipment shall bear interest at LIBOR and any amounts not previously paid are payable in full on September 29, 2000. Accordingly, the Company expects to report higher interest income until such time as the purchase price of the equipment sold to UPE is paid in full. Additionally, should one-third of the proceeds from the sale of such equipment exceed $4 million, the Company will recognize additional income from the sale of such equipment.

     With the formation of the alliance with UPE, the Company's surplus equipment marketing efforts will be substantially reduced as such marketing efforts will be principally the responsibility of UPE. All future inquiries with respect to the purchase and sale of surplus equipment will be directed by the Company to UPE. UPE, in turn, will utilize its marketing resources to satisfy such inquiries and will pay the Company prescribed commissions based on the nature of each transaction. Where UPE chooses not to, or is unable to, acquire items, the Company will continue to be able to acquire such equipment for its own account.

     While the alliance with UPE will reduce the profit margins previously enjoyed by the Company on the sale of surplus equipment, management believes that the formation of such alliance will allow the Company to substantially increase the turnover of surplus equipment, reducing holding costs and inventory risks and increasing the overall profitability of its surplus equipment business. Further, formation of such alliance will allow the Company to reduce its costs associated with marketing such surplus equipment and allow management to focus on the Company's core business.

     Historically, the Company generally acquired its surplus inventory items in connection with the performance of jobs, which the Company believes allowed it to acquire such items on generally favorable terms allowing the Company to enjoy substantial profit margins on the resale of such items. Because of the specialty nature of much of the surplus equipment inventory which the Company sold, the turn-over of such inventory was typically limited to 50% per year and the mix of such inventory sold substantially impacted the Company's equipment sales revenues and profit margins in any particular year. While the Company has turned over the majority of its surplus equipment marketing efforts to UPE pursuant to their joint marketing alliance, the Company will continue to seek strategic opportunities to acquire and sell surplus equipment inventory so as to maximize profits from such activities.

     The Company is involved in a number of legal and administrative matters which may affect the Company's operations and financial condition. These matters are more fully discussed in Item 4 above and in the notes to the Consolidated Financial Statements. While the Company does not expect to suffer significant adverse effects from such legal and administrative matters, the nature of such proceedings is unpredictable and there can be no assurance that the outcome of such may not have a material adverse effect on the Company.

Impact of Inflation

     Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue. However, it is anticipated that any increases in costs to the Company can be passed on to its customers in the form of higher prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Samuel Klein and Company, appears on pages F-1 through F-28 of this report. See Index to Financial Statements on page 29 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Consolidated  Financial  Statements:
          See Index to Financial Statements on page 29 of this report for financial statements and supplementary data filed as part of this report.

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits


 Exhibit
  Number                          Description of Exhibit
 -------- ----------------------------------------------------------------------

     3.1  Restated Certificate of Incorporation of IDM Environmental Corp. (1)
     3.2  Bylaws, as amended, of IDM Environmental Corp. (3)
     4.1  Specimen Common Stock Certificate (1)
     4.2  Specimen Class A Warrant Certificate (1)
     4.3  Form of Warrant Agreement (1)
     4.4  Certificate   of   Designation   fixing   terms  of  Series  A  Junior
          Participating Preferred Stock (2)
     4.5* Certificate of Designation fixing terms of Series B Preferred Stock 4.6* Warrant Agreement dated January 12, 1997

    10.1  Lease  Agreement   between   International   Dismantling  &  Machinery
          Corporation and L&G Associates dated March 1, 1993 for site in South River, New Jersey (1)
  ++10.2  1993 Incentive Stock Option Plan, as amended (3)
  ++10.3  1995 Incentive Stock Option Plan (3)
  ++10.4 Employment Agreement between the Company and Joel Freedman, as amended, dated February 1, 1996 (3)
  ++10.5 Employment Agreement between the Company and Frank Falco, as amended, dated February 1, 1996 (3)
    10.6 Form of Agreement regarding confidential information and competition by by employees (1)
    10.7  Form of Severance Agreement (3)
    10.8 Teaming Agreement, dated November 20, 1991 between the Company and Ebasco Environmental relating to the Rocky Mountain Arsenal project
          (1)
    10.9  Voting Agreement (1)
    10.10 Share Rights Agreement dated April 1, 1996 (2)
    10.11 License  Agreement  dated  June  30,  1996  with  Life   International
          Products (4)
    10.12 Agreement dated July 19, 1996 with Continental Waste Conversion,  Inc.
          (4)
    10.13 License   Agreement  dated  July  18,  1996  with  Continental   Waste
          Conversion, Inc. and Continental Waste Conversion International,  Inc.
          (4)
    10.14 Promissory Note in the amount of $160,000 (Canadian) dated July 22, 1996 from Continental Waste Conversion, Inc. to Continental Waste Conversion International, Inc. (4)
    10.15 Pledge and Security Agreement dated July 19, 1996 between Continental Waste Conversion, Inc. and Continental Waste Conversion International, Inc. (4)
    22.1* List of subsidiaries
    23.1* Consent of Samuel Klein and Company
    27*   Financial Data Schedule

------------------------
++   Compensatory plan or management agreement.
*    Filed herewith

(1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-66466) declared effective by the Securities and Exchange Commission on April 20, 1994

(2)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Current Report on Form 8-K dated April 1, 1996

(3)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995

(4)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         IDM ENVIRONMENTAL CORP.



                                         By:  /s/ Joel Freedman
                                            ------------------------------------
                                             Joel Freedman
                                             President


Dated:   April 15, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                            Title                          Date
-------------------------   -----------------------------------   --------------


/s/ Joel A. Freedman        President, Chief Executive Officer    April 15, 1997
-------------------------   (Principal Executive Officer) and
Joel A. Freedman            Director


/s/ Frank A Falco           Executive Vice President, Chief       April 15, 1997
-------------------------   Operating Officer and Chairman
Frank A. Falco              of the Board of Directors


/s/ Michael B. Killeen      Treasurer (Principal Accounting       April 15, 1997
-------------------------   and Financial Officer) and Director
Michael B. Killeen


                            Director                              April   , 1997
-------------------------
Mori Aaron Schweitzer


                            Director                              April   , 1997
-------------------------
Frank Patti


/s/ Robert McGuinness       Director                              April 15, 1997
--------------------------
Robert McGuinness

                 IDM ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                         Page
                                                                        Number
                                                                        ------

Independent Auditor's Report............................................   F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995............   F-2

Consolidated Statements of Operations for the Years ended
  December 31, 1996, 1995 and 1994......................................   F-3

Consolidated Statements of Stockholders' Equity for the Years
  ended December 31, 1996, 1995 and 1994................................   F-4

Consolidated Statements of Cash Flows for the Years ended
  December 31, 1996, 1995 and 1994......................................   F-5

Notes to Consolidated Financial Statements..............................   F-7

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
IDM Environmental Corp. and Subsidiaries
South River, New Jersey


We have audited the accompanying consolidated balance sheets of IDM Environmental Corp. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDM Environmental Corp. and Subsidiaries as of December 31, 1996 and 1995, and the results of operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                     /s/ Samuel Klein and Company
                                     -------------------------------------------
                                     SAMUEL KLEIN AND COMPANY

Newark, New Jersey
April 4, 1997

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,
ASSETS                                          1996              1995
                                            ===========     ===========
Current Assets:
  Cash and cash equivalents                 $ 1,001,254     $    83,286
  Accounts receivable                         5,626,208       6,616,130
  Stock subscription receivable                 775,862               -
  Notes receivable - current                  1,274,773       1,596,559
  Inventory                                   1,182,517       1,482,517
  Costs and estimated earnings in
   excess of billings                         1,655,754       3,634,052
  Bonding deposits                               55,472         883,163
  Deferred income taxes                       2,609,000         652,600
  Recoverable income taxes                            -       1,114,442
  Due from officers                             208,676         548,488
  Prepaid expenses and other
   current assets                             1,884,977         765,944
                                            -----------     -----------
     Total Current Assets                    16,274,493      17,377,181

Investment in Affiliate, at cost              1,300,000               -
Notes Receivable - long term                  1,572,238       1,596,559
Deferred Issuance Costs                               -         506,586
Property, Plant and Equipment                 2,742,650       2,547,406
Other Assets                                    313,246               -
                                            -----------     -----------
                                            $22,202,627     $22,027,732
                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt         $   351,127     $   327,974
  Accounts payable and accrued expenses       7,105,827       5,836,510
  Billings in excess of costs and
   estimated earnings                            86,496         919,575
                                            -----------     -----------
     Total Current Liabilities                7,543,450       7,084,059

Long-Term Debt                                  164,034       4,004,142

Minority Interest                             1,034,483               -
                                            -----------     -----------
     Total Liabilities                        8,741,967      11,088,201
                                            -----------     -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, authorized 20,000,000
   shares $.001 par value, issued
   and outstanding 9,602,730 in 1996
   and 6,200,079 in 1995                          9,603           6,200
  Additional paid-in capital                 25,359,465      13,693,895
  Retained earnings (deficit)               (11,908,408)     (2,760,564)
                                            -----------     -----------
                                             13,460,660      10,939,531
                                            -----------     -----------

                                            $22,202,627     $22,027,732
                                            ===========     ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Years Ended December 31,
                                              1996            1995            1994
                                           -----------     -----------     -----------
Revenue:
  Contract income                          $20,807,491     $33,865,680     $25,362,286
  Sale of equipment                            834,355       5,131,504       2,659,459
  Sale of scrap                                      -         406,187         490,469
  Miscellaneous                                      -               -          21,565
                                           -----------     -----------     -----------
                                            21,641,846      39,403,371      28,533,779
                                           -----------     -----------     -----------
Cost of Sales:
  Direct job costs                          21,491,328      30,432,547      20,448,617
  Unusual job costs                                  -       3,300,000               -
  Cost of equipment sales                      643,242       2,977,484       1,651,205
  Write-down of inventory surplus              300,000               -               -
                                           -----------     -----------     -----------
                                            22,434,570      36,710,031      22,099,822
                                           -----------     -----------     -----------

Gross Profit (Loss)                           (792,724)      2,693,340       6,433,957
                                           -----------     -----------     -----------

Operating Expenses:
  General and administrative expenses        9,567,435       7,637,621       5,418,243
  Depreciation and amortization                668,227         653,273         343,732
                                           -----------     -----------     -----------
                                            10,235,662       8,290,894       5,761,975
                                           -----------     -----------     -----------

Income (Loss) from Operations              (11,028,386)     (5,597,554)        671,982

Other Income (Expense):
  Interest income (expense)                     30,542         200,141         (36,342)
                                           -----------     -----------     -----------

Income (Loss) before Provision (Credit)
 for Income Taxes                          (10,997,844)     (5,397,413)        635,640

Provision (Credit) for Income Taxes         (1,850,000)     (1,530,000)        312,000
                                           -----------     -----------     -----------

Net Income (Loss)                          $(9,147,844)    $(3,867,413)    $   323,640
                                           ===========     ===========     ===========

Earnings (Loss) per Share:
  Primary earnings (loss) per share        $     (1.13)    $     (0.67)    $      0.06
                                           ===========     ===========     ===========

  Fully diluted earnings (loss) per share  $     (1.13)    $     (0.67)    $      0.06
                                           ===========     ===========     ===========

  Primary common shares outstanding          8,089,472       5,815,565       5,577,977
                                           ===========     ===========     ===========

  Fully diluted common shares outstanding    8,089,472       5,815,565       5,577,977
                                           ===========     ===========     ===========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                           Common Stock       Additional        Retained
                                                       ===================     Paid-in          Earnings
                                                         Shares     Amount      Capital         (Deficit)
                                                       =========    ======    ===========     ============
Balances - January 1, 1994                             2,333,334    $2,333    $   927,243     $    797,178

Net Proceeds from Initial Public Offering              3,450,000     3,450     11,789,138                -

Net Income for the Year Ended December 31, 1994                -         -              -          323,640

Less Dividends                                                 -         -              -          (13,969)
                                                       ---------    ------    -----------      -----------

Balances - December 31, 1994                           5,783,334     5,783     12,716,381        1,106,849

Surrender and Retirement of Common Stock by Officer      (36,621)      (37)      (192,223)               -

Conversion of Convertible Notes to Common Stock          453,366       454      1,169,737                -

Net Loss for the Year Ended December 31, 1995                  -         -              -       (3,867,413)
                                                       ---------    ------    -----------     ------------

Balances - December 31, 1995                           6,200,079     6,200     13,693,895       (2,760,564)

Surrender and Retirement of Common Stock by Officer      (92,214)      (92)      (670,488)               -

Conversion of Convertible Notes to Common Stock        1,143,903     1,144      3,319,108                -

Class A Warrants Exercised                             2,102,000     2,102      6,954,348                -

Private Placement Warrants                                 7,500         8         33,742                -

Exercise of Underwriters Options                         300,000       300      1,979,700                -

Common Stock Options Exercised                            41,462        41         55,248                -

Issuance of Non Qualified Options, pursuant to a
  consulting agreement                                         -         -        210,312                -

Retirement of Common Stock, pursuant to a stock
  repurchase plan                                       (100,000)     (100)      (216,400)               -

Net Loss for the Year Ended December 31, 1996                  -         -              -       (9,147,844)
                                                       ---------    ------    -----------     ------------

Balances - December 31, 1996                           9,602,730    $9,603    $25,359,465     $(11,908,408)
                                                       =========    ======    ===========     ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years Ended December 31,
                                                        1996             1995             1994
                                                    -----------     ------------    -----------
Cash Flows from Operating Activities:
  Net income (loss)                                 $(9,147,844)    $(3,867,413)    $   323,640
  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
     Deferred taxes                                  (1,956,400)       (400,000)       (165,600)
     Depreciation and amortization                      668,227         653,273         343,732
     Write-down of surplus inventory                    300,000               -               -
     Provision for loss on notes receivable             630,000               -               -
     Decrease (Increase) In:
       Accounts receivable                              989,922      (1,947,644)       (230,774)
       Inventory                                              -       2,972,875      (1,979,506)
       Notes receivable                                (283,893)     (3,193,118)               -
       Costs and estimated earnings in
        excess of billings                            1,978,298      (1,008,812)     (2,625,240)
       Prepaid expenses and other current assets     (1,119,033)       (149,181)       (265,581)
       Bonding deposits                                 827,691       1,510,494      (2,368,850)
       Recoverable income taxes                       1,114,442      (1,088,005)        (26,437)

     Increase (Decrease) In:
       Accounts payable and accrued expenses          1,361,671      (1,845,521)      3,400,835
       Billings in excess of costs
        and estimated earnings                         (833,079)        853,584          (1,142)
       Income taxes payable                                   -        (477,600)        (35,400)
                                                    -----------      ----------      ----------
         Net cash used in operating activities       (5,469,998)     (7,987,068)     (3,630,323)
                                                    -----------      ----------      ----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment         (574,832)       (639,417)       (479,543)
  Investment in affiliate                            (1,300,000)              -               -
  Acquisition of other assets                          (313,246)              -               -
  Loans and advances to officers                       (330,768)       (349,632)       (283,096)
                                                    -----------     -----------     -----------
         Net cash used in investing activities       (2,518,846)       (989,049)       (762,639)
                                                    -----------     -----------     -----------

Cash Flows from Financing Activities:
  Net proceeds from convertible bond issuance                 -       4,185,000               -
  Decrease in deferred offering costs                         -               -         183,247
  Repayment of notes payable - bank                           -               -      (2,054,000)
  Principal payments on long-term debt                 (371,109)       (193,922)        (90,446)
  Redemption of redeemable preferred stock                    -               -        (500,000)
  Net proceeds from public offering                           -               -      11,792,588
  Dividends paid                                              -               -         (13,969)
  Purchase and retirement of common stock              (216,500)              -               -
  Contribution from minority interest                   258,621               -               -
  Proceeds from exercise of stock
   options and warrants                               9,235,800               -               -
                                                    -----------     -----------     -----------
         Net cash provided by financing activities    8,906,812       3,991,078       9,317,420
                                                    -----------     -----------     -----------

Increase (Decrease) in Cash and Cash Equivalents        917,968      (4,985,039)      4,924,458

Cash and Cash Equivalents, beginning of year             83,286       5,068,325         143,867
                                                    -----------     -----------     -----------
Cash and Cash Equivalents, end of year              $ 1,001,254     $    83,286     $ 5,068,325
                                                    ===========     ===========     ===========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)


                                                   For the Years Ended December 31,
                                                  1996           1995         1994
                                               ----------    ----------    ---------
Supplementary Disclosures of
 Cash Flow Information:

  Cash paid during the year for:
    Interest                                   $   65,694    $   35,550    $124,945
                                               ==========    ==========    ========
    Income taxes                               $        -    $  488,802    $641,158
                                               ==========    ==========    ========
Supplemental Disclosure of Noncash
 Investing and Financing Activities:
  Property, plant and equipment financing      $  195,821    $  693,324    $132,772
                                               ==========    ==========    ========
  Repayment of officer's loan through
   surrender of common stock                   $  670,580    $  192,260    $      -
                                               ==========    ==========    ========
  Conversion of convertible promissory
   notes to common stock                       $3,320,252    $1,170,191    $      -
                                               ==========    ==========    ========
  Sale to minority stockholder with stock
   subscription receivable                     $  775,862    $        -    $      -
                                               ==========    ==========    ========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

IDM Environmental Corp. (collectively with its subsidiaries referred to herein as the "Company") is a national provider of contract environmental services specializing in plant decontamination and decommissioning. The Company serves private industry, utilities and governmental entities in the areas of plant dismantling, plant deconstruction and relocation, asbestos abatement, radiological remediation and hazardous waste remediation, among others. In addition to offering environmental services, the Company buys and sells equipment and entire plants and offers relocation and reinstallation services with respect to such plants and equipment. In 1995 the Company formed two subsidiaries to conduct business in specific regions which required domiciled entities. During 1996 the Company formed two subsidiaries and acquired through assignment the rights, title and interest of certain contracts and agreements and two inactive corporations in order to conduct business in specific regions of North and South America and East Asia.

Principals of Consolidation and Basis of Presentation

The accompanying financial statements consolidate the accounts of the parent company and all of its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates representing 20% to 50% of the ownership of such companies are accounted for under the equity method. Investments in affiliates representing less than 20% of the ownership of such companies are accounted for under the cost method.

Translation of Foreign Currencies

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. The related translation adjustments are required to be recorded as cumulative translation adjustments, a separate component of shareholders' equity. Revenues and expenses are required to be translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar, are included in net income (loss). Foreign currency realized and unrealized gains and losses for the years presented were not material.

Revenue Recognition

The consolidated financial statements have been prepared on the basis of the percentage of completion method of accounting. Under this method contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date to the most recent estimate of total costs which will have been incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Billings on long-term contracts are done on a monthly basis. Unbilled amounts on long-term contracts include amounts recognized in revenues under the percentage of completion method of accounting, but not billed to the customer at year end. It is expected that such billings will be made as contracts are completed. Unbilled amounts on long-term contracts are not separately stated as they are not material. Retentions on long-term contracts are balances billed but not paid by customers which, pursuant to retainage provisions in contracts, are due upon completion of the contract and acceptance by the customer. Substantially all retentions are deemed collectible within one year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For financial  statement  purposes,  short-term  investments  with a maturity of
ninety  days  or  less  and  highly  liquid   investments  are  considered  cash
equivalents.

Inventory

Inventory consists of used equipment and is stated at the lower of cost (specific identification) or market.

Deferred Issue Costs

Costs in connection with the issuance of the 7% Convertible Notes were amortized and charged to operations using the straight line method over the term of the notes. Upon conversion, any unamortized costs were charged to additional paid in capital net of tax effect.

Property, Plant and Equipment

Property plant and equipment are recorded at cost. Depreciation has been calculated using the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The depreciation method and estimated useful lives of the assets are generally as follows:

                              Estimated            Method of
         Asset               Useful Life          Depreciation
------------------------     -----------          ------------
Office equipment               3 - 10             Straight-line
Furniture and fixtures         3 - 10             Straight-line
Leasehold  improvements        5 - 31.5           Straight-line
Transportation equipment       3 - 5              Straight-line
Job equipment                  7 - 10             Straight-line

Costs of repairs and maintenance are charged to operations as incurred and additions and betterments are capitalized. Upon retirement or disposition of assets, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statement of operations.

Income Taxes

Income taxes have been provided for based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective for the year ending December 31, 1996. As permitted by the new standard, the Company has continued to apply accounting prescribed by APB Opinion No. 25 and include additional footnote disclosures.

Earnings (Loss) Per Share

Primary earnings (loss) per common share and common equivalent share are computed on the basis of the weighted average number of common shares outstanding during each year and include shares assumed issued on the exercise of all common stock equivalents, such as, dilutive stock options and warrants and the purchase of treasury stock with the proceeds at the average market price for the period. Fully diluted earnings per share assumes the exercise of all dilutive common stock equivalents and all other potentially dilutive securities and the purchase of treasury stock at the higher of the market price at the end of the year or the average market price during the year. If the number of shares of common stock that can be purchased with the exercise of common stock equivalents exceeds twenty percent (20%) of the then common stock outstanding, the Company utilizes the modified treasury stock method which calls for net income to be adjusted for interest expense on reduction of debt and interest income from short-term investments, net of related tax effect, for the unused proceeds.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.   ACQUISITIONS AND INVESTMENTS IN AFFILIATES

On July 11, 1996, effective June 30, 1996, the Company, pursuant to a license agreement entered into between the Company and Life International Products ("Life"), acquired a 10% interest in Life for $1,300,000. The Company has recorded its investment at cost. In addition to acquiring a 10% interest, the Company entered into an exclusive licensing agreement with Life pursuant to which the Company shall market and employ Life's patented environmental remediation technology for long term bioremediation of contaminated ground water throughout North America.

Pursuant to such agreement, the Company agreed to fund the operation and expenses associated with the marketing plan and allocate revenues from such agreement for (1) repayment of Life's cost in connection with manufacturing and
(2) any actual expenses of both the Company and Life regarding the sale and marketing of this technology. The balance (the "Net Revenues") shall be shared between the Company and Life, 20% and 80% respectively, with a minimum net revenue payment of $400,000 due to Life. This agreement, as amended November 1, 1996, provides that Life is to be paid this minimum net revenue relating to and for the period of amendment to October 1, 1998. Subsequent to such time, the Company and Life agree to negotiate in good faith as to future minimum revenues and agreement terms. For the year ended December 31, 1996, no revenues have been recognized.

On July 19, 1996 the Company, through a newly formed 90% owned subsidiary, Global Waste & Energy, Inc. ("Global Delaware"), a Delaware corporation, entered into an agreement with Continental Waste Conversion, Inc. ("CWC"). Pursuant to this agreement, Global Delaware acquired, in exchange for a 10% interest in Global Delaware and a loan through a wholly owned subsidiary of Global Delaware of $160,000 (Canadian) or approximately $116,550 (U.S.), the exclusive worldwide rights (excluding Canada) to CWC's proprietary Kocee Gas
Generator waste treatment technology that converts municipal solid waste, including tires and plastics into electrical energy. In addition, the Company committed to loan up to $1,350,000 over a four month period to Global Delaware to carry on this newly acquired waste-to-energy business.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


2.   ACQUISITIONS AND INVESTMENTS IN AFFILIATES (continued)

At closing the Company made an initial loan of $600,000 to Global Delaware repayable upon demand with interest at 9.25%. As of December 31, 1996 the Company had loaned a total of $1,200,000 to Global Delaware. The consolidated financial statements include results of operations of Global Delaware and its subsidiaries from July 19, 1996, and therefore all intercompany loans and transactions have been eliminated within the consolidated financial statements of the Company.

In conjunction with the July 19, 1996 agreement, Global Delaware formed a wholly owned Alberta, Canada subsidiary, Global Waste & Energy, Inc. ("Global Alberta") and through this company acquired from CWC through assignment the rights, title and interest of certain contracts and agreements and two inactive corporations domiciled in El Salvador and East Asia. These companies were acquired to market and develop systems relating to the disposal of domestic, industrial and agricultural waste and generation of electrical energy by means of gas generator technology.

On October 18, 1996, Global Alberta entered into a subscription agreement with a minority investor, pursuant to which the minority investor has committed to purchase a 45% interest in the El Salvador corporation for approximately $1,000,000 U.S. As of December 31, 1996, $258,621 has been received from the minority investor. The balance of the commitment is reflected as stock subscription receivable.

As further discussed in Note 16, CWC has filed a claim disputing the agreements against the Company.

3.   UNUSUAL JOB COSTS

The Company recorded a one-time pre-tax charge of $3,300,000 in the fourth quarter of 1995. This charge arose from a contract interpretation issue with one of its international customers with regard to transportation costs. The dispute specifically related to the overseas transportation costs which were outside the ordinary and typical business activities of the Company. The Company does not anticipate entering into any future contracts that require the Company to have responsibility for overseas transportation costs. The Company absorbed these costs to avoid the expense and uncertainty of mediation, arbitration and litigation, and in anticipation of a significant amount of business expected to be awarded to the Company by the customer in the future. It was recorded as a separate line item in the Consolidated Statement of Operations for the year ended December 31, 1995, because of its "unusual" nature.


4.   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                              December 31,
                                           1996           1995
                                       ----------     ----------
Trade accounts receivable              $5,826,208     $6,816,130
Allowance for doubtful accounts          (200,000)      (200,000)
                                       ----------     ----------
                                       $5,626,208     $6,616,130
                                       ==========     ==========

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


5.   NOTES RECEIVABLE

On September 29, 1995, the Company entered into two agreements for the sale of equipment inventory with Universal Process Equipment, Inc. and their affiliate, Bethlehem Corporation (collectively "UPE"), a non-public company with principle operations in North America, and one of the world's largest marketers of new and processed equipment. Pursuant to the terms of such agreements, the Company sold substantially all of its glass lined equipment and process equipment for an aggregate minimum consideration of $4 million. The purchase price of such equipment is payable from one third of the net sales proceeds of such equipment received by UPE, which amount may exceed $4 million. The unpaid portion of the purchase price of such equipment shall bear interest at the average LIBOR base rate over the previous twelve month period and any amounts not previously paid under the agreement shall be payable in full on September 29, 2000. At December 31, 1996 the average twelve month rate was 5.53%. At December 31, 1996 and 1995, $3,144,476 and $3,193,118, respectively, was outstanding (including interest). During the fourth quarter of 1996 management provided a $630,000 reserve against the outstanding balance and expects that approximately 50% of the aggregate minimum consideration will be received within the following year, net of such reserve.

On June 7, 1996, the Company loaned $250,000 to Solucorp Industries, Ltd. ("Solucorp"), an environmental company with which the Company had entered into a September 7, 1995 Joint Marketing and Operation Agreement relating to the cross marketing of Solucorp's soil remediation process and the Company's products and services. The note executed June 7, 1996 (and further amended October 4, 1996), is secured by shares of Solucorp's common stock. The terms of the note as amended require the repayment of principal with interest at 10.25% per annum in eleven consecutive monthly payments of $22,448 commencing November 1, 1996, with an initial payment of $23,202 due upon the signing of the amended agreement. At December 31, 1996, $215,985 remains outstanding (including interest) and is included within current portion of Note Receivable.

On July 19, 1996, a subsidiary of the Company, in connection with the agreement with CWC (described in Note 2), loaned to CWC $160,000 Canadian ( approximately $116,550 U.S.). The loan is secured by the 10% interest in Global Delaware held by CWC, and provides repayment terms of 18 consecutive installments commencing January 2, 1997. As of the date of this report CWC has made no payment and the loan is delinquent.

Total interest income earned from these notes for the years ended December 31, 1996, 1995 and 1994 was $184,394, $44,523 and $0, respectively.


6.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to the billing status of uncompleted contracts is as follows:


                                                     December 31,
                                               1996               1995
                                           -------------     --------------
Costs incurred on uncompleted contracts    $  15,683,597     $   34,608,617
Estimated earnings (loss)                     (1,917,659)         3,310,624
                                           -------------     --------------
                                              13,765,938         37,919,241
Less:  Billings to date                       12,196,680         35,204,764
                                           -------------     --------------
                                           $   1,569,258     $    2,714,477
                                           =============     ==============

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


6.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (continued)

Included in the accompanying balance sheets under the following captions:


                                                  December 31,
                                            1996               1995
                                       -------------      -------------

Costs and estimated earnings
 in excess of billings                 $   1,655,754      $   3,634,052
Billings in excess of costs
 and estimated earnings                      (86,496)          (919,575)
                                       -------------      -------------
                                       $    1,569,258     $   2,714,477
                                       ==============     =============

7.   INVENTORY

Inventory consists of the following:


                                                    December 31,
                                               1996               1995
                                          --------------     --------------

Purchased equipment ready for sale        $    1,182,517     $    1,482,517
                                          ==============     ==============

During the fourth  quarter of 1996,  management  provided a $300,000  write-down against the Company's inventory of surplus power generating equipment. Management believes the write-down was necessary due to the lack of sales activity and delays in the utilization of this equipment within projects currently being negotiated by the Company.

The profitability of the Company's surplus equipment and scrap sales may be impacted in the future by potential inventory related uncertainties. Because of the nature of the inventory items purchased and sold by the Company, ownership of such inventory items is not evidenced by documents of title. Further, because of the Company's practice of acquiring surplus equipment from customers in connection with the performance of jobs and because of the expense of relocating and storing such items, many inventory items are held pursuant to joint venture arrangements at the joint venture partner's site pending the sale of such items. Because such inventory practices do not lend themselves to typical inventory control procedures, the Company may be susceptible to incurring inventory related losses arising from fraud, theft or claims of third parties. The Company is aware of no such losses to date and would assert its rights against the party from whom any items of inventory were purchased in the event of third party claims with respect to title to inventory items. Accordingly, no additional valuation reserves with respect to potential inventory losses have been established.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                December 31,
                                           1996          1995
                                        ----------    ----------
Office equipment                        $  401,771    $  370,937
Furniture and fixtures                     398,377       347,584
Leasehold improvements                   1,150,853       912,840
Transportation equipment                   795,719       706,819
Job equipment                            3,704,740     3,198,127
                                        ----------    ----------
                                         6,451,460     5,536,307
Less:  Accumulated depreciation
 and amortization                        3,708,810     3,133,401
                                        ----------    ----------
                                         2,742,650     2,402,906
Construction in progress                         -       144,500
                                        ----------    ----------
                                        $2,742,650    $2,547,406
                                        ==========    ==========


9.   LONG-TERM DEBT

During the quarter ended September 30, 1995, the Company completed a $5,000,000 private placement offering of 7% convertible notes pursuant to Regulation S under the Securities Act of 1933, as amended. The notes were due September 15, 1997. The holders of the notes were entitled, at their option, to convert on or after November 15, 1995 one third of the original principal amount of the notes into the shares of common stock of the Company at a conversion price for each share equal to the lessor of the closing bid price of the common stock on September 15, 1995 ($5.00) or 82% of the market price of the common stock at the date of conversion. The remaining two thirds of the principal amount of notes could be converted on the same terms, one third after December 15, 1995 and one third after January 15, 1996, respectively. In the event the notes are converted within one year of their issuance, no interest shall be payable on the converted portion of such shares. As of December 31, 1996, all the notes had been converted into 1,597,269 shares of the Company's common stock.

Due to the lack of a fixed conversion price or other mechanism to limit the total number of shares exercisable upon conversion of the debt, an inadvertent violation of the rules applicable to NASDAQ National Market Securities was determined to have occurred during the first quarter of 1996. To remedy such problem, the Company imposed a cap on conversions which could not be exceeded unless the shareholders of the Company first approved the issuance of shares on conversion in an aggregate amount exceeding 20% of the outstanding shares on the date of the convertible note issuances. Consequently, the balance of the Convertible Notes outstanding at March 31, 1996 amounting to $1,750,000 were subject to a cap on conversions imposed by the Company to assure compliance with NASDAQ rules. The Company submitted a proposal to its shareholders at its 1996 annual shareholders meeting to permit the conversion of the remaining Convertible Notes. The proposal was approved and the remaining Notes became convertible with the conversion price being reduced from 82% of the closing bid price to 80% of such price and all interest accrued on such Convertible Notes being payable in shares of common stock.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


9.   LONG-TERM DEBT (continued)

In connection with the issuance of the convertible notes, the Company paid total offering costs of approximately $815,000. Such costs have been capitalized as deferred issuance costs and are being amortized over the term of the notes. To the extent the notes were converted, all or an allocable portion of such costs were charged against paid in capital net of tax effect. As of December 31, 1996, $201,775 was amortized and $613,225 of unamortized deferred issuance costs and ($103,668) in accrued interest (net of the tax effect of $69,117) was charged (credited) to paid in capital in connection with the conversion of the $5,000,000 of convertible notes.

Long-term debt consists of the following:

                                                             December 31,
                                                        1996           1995
                                                      --------      ----------
Debentures:

  7% convertible notes, due September 1997            $      -      $3,641,667

Notes Payable:

  Note,  payable in monthly installments
   of $2,650 through February 1997,
   secured by equipment                                  5,300               -

  Note, payable in monthly installments
   of $1,476 including interest at
   approximately 8.25% per annum through
   September 2000, secured by equipment                 55,528          68,806

  Note, payable in monthly installments
   of $5,770 plus interest at approximately
   7.35% per annum through January 1996,
   secured by equipment                                      -           5,790

  Note, payable in monthly installments of
   $27,316 including interest at approximately
   7.9% per annum through November 1997,
   secured by equipment                                277,040         604,450

  Note, payable in monthly installments of
   $547 including interest at approximately
   11.9% per annum through February 1998,
   secured by equipment                                  5,930          11,403

Capital Lease Obligations:

  Capital lease, payable in monthly
   installments of $3,569 including interest
   at approximately 11.15% per annum through
   May 2000, secured by equipment                      144,517               -

  Capital lease, payable in monthly
   installments of $1,508 including interest
   at approximately 11.4% per annum through
   September 1998, secured by equipment                 26,846               -
                                                      --------      ----------
                                                       515,161       4,332,116
Less:  Current portion                                 351,127         327,974
                                                      --------      ----------
                                                      $164,034      $4,004,142
                                                      ========      ==========

At December 31, 1996, maturities of long-term debt (including capital lease obligations) are as follows:

          1997               $ 351,127
          1998                  58,401
          1999                  47,207
          2000                  44,792
          2001                  13,634
                             ---------
                             $ 515,161
                             =========

10.  PROVISION (CREDIT) FOR INCOME TAXES

Provision (Credit) for income taxes is as follows:

                                        December 31,
                          1996               1995            1994
                     -------------     -------------    -------------
Current:
   Federal           $           -     $    (940,200)   $     370,800
   State                         -          (189,800)         106,800
   Foreign                       -                 -
                     -------------     -------------    -------------
                                 -        (1,130,000)         477,600
                     -------------     -------------    -------------
Deferred:
   Federal              (1,530,000)         (273,700)       (131,300)
   State                  (205,000)         (126,300)        (34,300)
   Foreign                (115,000)                -               -
                     -------------     -------------    ------------
                        (1,850,000)         (400,000)       (165,600)
                     -------------     -------------    ------------
                     $  (1,850,000)    $  (1,530,000)   $    312,000
                     =============     =============    ============

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


10.  PROVISION (CREDIT) FOR INCOME TAXES (continued)

The Company's effective tax rate was (16.8%) in 1996 and (28.3%) in 1995. Reconciliation of these rates and the U.S. statutory rates are summarized as follows:

                                                    Years Ended December 31,
                                   1996                         1995                  1994
                                   ----                         ----                  ----
                            Amount       Percent        Amount      Percent     Amount     Percent
                         -----------     -------    -----------     -------    --------    -------
Taxes at
Statutory rate           $(3,739,000)    (34.0%)    $(1,835,100)    (34.0%)    $216,100     34.0%
State taxes net of
federal tax effect          (135,000)     (1.2)        (211,800)      (3.9)      48,600      7.6
Foreign tax loss
carryforward                 291,000       2.6                -          -            -        -
Increase in valuation
allowance                  1,725,000      15.7          418,700        7.8            -        -
Other                          8,000       0.1           98,200        1.8       47,300      7.5
                         -----------    ------      -----------     ------     --------    -----
                         $(1,850,000)   (16.8%)     $(1,530,000)     (28.3%)   $312,000     49.1%
                         ===========    ======      ===========     ======     ========    =====

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The components of these deferred income tax assets are as follows:


                                                           December 31,
                                               1996            1995         1994
                                               ----            ----         ----
Deferred Tax Assets:
Accounts and notes receivable allowances    $   351,000    $   84,000     $ 84,000
Inventory allowance                             126,900             -            -
Other inventory cost                             19,800        19,800      160,000
Net operating loss carryforward               5,143,900       967,500            -
Fixed assets                                   (131,300)            -            -
Other                                            44,500             -        8,600
                                            -----------    ----------     --------
                                              5,554,800     1,071,300      252,600
Valuation allowance                          (2,945,800)     (418,700)           -
                                            -----------    ----------     --------
Total deferred tax assets                   $ 2,609,000    $  652,600     $252,600
                                            ===========    ==========     ========

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


10.  PROVISION (CREDIT) FOR INCOME TAXES (continued)

The Company has available at December 31, 1996 approximately $11,575,000 operating loss carry-forwards that may be applied against future taxable income. $2,350,000 expires in the year 2010 and the balance the following year.

11.  COMMITMENTS AND CONTINGENCIES

Employment Contracts and Agreements

On February 1, 1996, and effective  January 1, 1996,  Joel A. Freedman and Frank
A. Falco each entered into employment agreements, superseding their prior employment agreements, with the Company on substantially identical terms. Pursuant to such agreement, Mr. Freedman and Mr. Falco each receive (i) a base salary of $250,000 per year plus 2% of operating profits; (ii) bonuses as determined by the Board of Directors; and (iii) participation in any employee benefit plans and fringe benefit arrangements generally available to the Company's employees. For purposes of computing the salary of Messrs. Freedman and Falco, operating profits are defined as net income from operations before deduction of interest expense, income taxes, depreciation and amortization and other non-cash charges to income. Such salary, including the incentive portion, is paid pursuant to a draw schedule based on annual forecasts of operating income with any difference in actual salary and draw paid being added or subtracted from the following year's draw. For each of the calendar years 1994, 1995 and 1996, Messrs. Freedman and Falco's draws, based on forecasted operating profits were $360,000, $277,500 and $360,000, respectively.

In addition to their cash compensation, Messrs. Freedman and Falco will receive certain bonuses in the form of common stock of the Company (the "Stock Bonus") if the Company meets certain earnings criteria. Pursuant to such Stock Bonus arrangements, the Company will issue stock to Messrs. Freedman and Falco in an aggregate amount of up to 15% of the total issued and outstanding shares of common stock of the Company as measured at the time(s) of issuance. The criteria for issuing such shares is as follows: (i) if pre-tax net income for any one of the years from 1994 to 2005 equals or exceeds $2,500,000, shares in an amount equal to 5% of total issued and outstanding common stock of the Company shall be issued; (ii) if pre tax net income for any one of the years from 1994 to 2005 equals or exceeds $3,500,000, shares equal to 5% of total issued and outstanding common stock of the company shall be issued; and (iii) if pre-tax net income for any one of the years from 1994 to 2005 equals or exceeds $6,000,000, shares equal to 5% of total issued and outstanding common stock of the Company shall be issued. For purposes of determining satisfaction of the above criteria, each of the criteria may only be satisfied in one of the measuring years but two or more of such criteria may be satisfied in the same year (e.g. pre-tax earnings of $6 million in any one year will satisfy each of the three criteria thus resulting in the issuance of the full 15%, but pre-tax earnings of $2.5 million in each of the years will only satisfy the first criteria for one year thus resulting in the issuance of only 5% of the possible 15%). Pre-tax net income for each year shall be determined, and the right to receive shares shall vest, on April 30 following each fiscal year. In computing pre-tax net income for purposes of determining whether the above criteria has been satisfied, any charges to earnings arising solely as a result of the issuance of shares pursuant to the stock bonus arrangement shall be excluded.

For the years ended December 31, 1996, 1995 and 1994 the compensation expense for the two officers, including board approved bonuses, was $507,750, 250,000 and $250,000 each, respectively. For 1996, the board approved bonuses to be paid to Mr. Freedman and Mr. Falco to increase their minimum guaranteed cash compensation to $480,000 each. The balance of $55,500 will be applied to reduce 1997 compensation.

The employment agreements prohibit Mr. Freedman and Mr. Falco from competing, directly or indirectly, with the Company or disclosing confidential matters with respect to the Company for two years after termination of employment. Each of such agreements expires on March 31, 2005 and are thereafter automatically extended for one-year periods unless there is a notice of termination from either the Company or the employee.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


11. COMMITMENTS AND CONTINGENCIES (continued)

In the event of their disability, Messrs. Freedman and Falco are entitled to continue their full salary at the date of disability for a period of one year after which time the Company may terminate the employment of such disabled employee without further compensation. In the event of death during the term of employment, the estate of Mr. Freedman and Mr. Falco, as appropriate, shall be entitled to three months salary. In the event of the termination of Mr. Freedman's or Mr. Falco's employment within one year of the occurrence of various change in control events, or in the event of termination of their employment by the Company for any reason other than death or disability, the Company must pay or provide to Mr. Freedman and/or Mr. Falco, as appropriate;
(i) a lump sum payment equal to 2.99 times his average annual gross income from the company for the five tax year period ending before the date of such termination; (ii) a lump sum payment equal to three times the value of all "in-the-money" stock options held by such persons at the date of termination; and (iii) continued participation in all employee benefit programs for a period of three years, provided that the employee may, at his election, receive a lump sum cash payment equal to the value of such benefits in lieu of continued participation in such benefit plans. Additionally, in the event of a change in control during the term of their contracts, Messrs. Freedman and Falco will be deemed to have earned in full the Stock Bonuses provided for in their employment contracts. As used in the employment agreements of Messrs. Freedman and Falco, a "change in control" is defined to be (i) the acquisition of 15% of the Company's common stock; (ii) a change in majority composition of the Board of Directors within any two year period; or (iii) a failure to elect either of such employees to the Board when such employee is standing for election; provided, however, that such events shall not constitute a change in control if a majority of the Directors immediately prior to such "change in control" approve the transaction or event otherwise constituting a "change of control."

On July 19, 1996, Global Alberta entered into employment agreements with the two principle officers of Global Alberta for terms through June 30, 1999. Pursuant to such agreement, the two officers each are to receive an annual salary of $240,000 (Canadian) through the term of the agreement. The annual salary in U.S. dollars is approximately $173,760, utilizing the exchange rate existing at December 31, 1996.

On February 11, 1996, the Company entered into agreements with its executive employees pursuant to which such employees have agreed to maintain the confidentiality of certain information and have agreed to not compete with the Company within 250 miles of the Company's principal places of business for a period of three years following the termination of such persons' employment with the Company. Additionally, the Company has entered into agreements with each of its executive officers, other than Messrs. Freedman and Falco, which provide that such officers shall be entitled to; (i) a lump sum payment equal to 2.99 times his average annual gross income from the company for the three tax-year period ending before the date of such termination; (ii) a lump sum payment equal to three times the value of all "in-the-money" stock options held by such persons at the date of termination; and (iii) continued participation in all employee benefit plans or programs for a period of three years, provided that the employee may, at his election, receive a lump sum cash payment equal to the value of such benefits in lieu of continued participation in such benefit plans.

For purposes of such agreements, a change in control is defined in the same manner as in the employment agreements of Messrs. Freedman and Falco, except that failure of either Mr. Freedman or Mr. Falco to be elected when standing for election as a director shall not constitute a "change in control" for purposes thereof.

In addition to the foregoing employment and change of control arrangements, the Company's 1993 and 1995 Stock Option Plans provide that all outstanding options shall become fully vested and exercisable in the event of a change in control.

Litigation

The Company is periodically subject to lawsuits and administrative proceedings arising in the ordinary course of business. Management believes that no pending lawsuits or administrative proceeding is likely to have a material adverse effect on the financial condition or results of operations of the Company.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


11.  COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

On August 15, 1996, the U.S. Department of Labor, Occupational Safety and Health Administration ("OSHA") issued a willful citation and notification of penalty in the amount of $147,000 on the Company in connection with the accidental death of an employee of one of the Company's subcontractors on the United Illuminating Steel Point Project job site in Bridgeport, Connecticut. A complaint was filed against the Company by the Secretary of Labor, United States Department of Labor on September 30, 1996. The Company is contesting the Citations and Notification of Penalty.

In November of 1996, a shareholder filed a class action lawsuit against the Company and certain directors and officers of the Company. The suit, filed in the Superior Court of New Jersey, Middlesex County, alleges that the Company disseminated false and misleading financial information to the investing public between March 27, 1996 and November 18, 1996 and seeks damages in an unspecified amount to compensate investors who purchased the Company's common stock between the indicated dates as well as the disgorgement of profits allegedly received by the individual defendants from sales of common stock during that period. The Company believes this action is without merit and intends to vigorously contest this matter.

Operating Leases

The Company currently leases its office and warehouse facilities from L&G Associates ("L&G"), a related partnership owned by the principal shareholders of the Company, as further discussed in Note 13, Related Parties. The Company has also entered into leases for other facilities outside of New Jersey under operating lease agreements with terms ranging from two to five years.

A schedule of the future minimum payments under operating leases is as follows:

                                    Related             Other
Year ending December 31,             Party            Operating
------------------------             -----            ---------
1997                             $      295,032    $       218,290
1998                                    295,032            191,310
1999                                    295,032            183,986
2000                                    295,032            177,108
2001                                    295,032            123,237
Thereafter                            2,950,320                  -
                                 --------------    ---------------
                                 $    4,425,480    $       893,931
                                 ==============    ===============

As further discussed in Note 13, the Company incurred renovation and construction cost at their New Jersey facility which premises are leased from a related party. The cost of these improvements, totaling approximately $448,000, by agreement entered into in 1994 and amended May 16, 1996, will be charged over fifteen (15) years, through May 31, 2011, in lieu of lease payments. The cost allocation is reflected as amortization at a rate equal to the lease terms.

Other

The Company is contingently liable to sureties under general indemnity agreements. The Company agrees to indemnify the sureties for any payments made on contracts of suretyship, guaranty or indemnity. The Company believes that all contingent liabilities will be satisfied by their performance on the specific bonded contracts involved.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


12.  RETIREMENT SAVINGS PLAN

In July of 1992, the Company amended an existing profit sharing plan to convert such plan to a retirement savings plan (the "401(k) Plan") under section 401(k) of the Internal Revenue Code. The 401(k) Plan generally covers all employees of the Company who have completed two years of service with the Company. Employees may elect to defer, in the form of contributions to the 401(k) Plan, up to 15% of their annual compensation, subject to the federal maximum limit. The Company may, at its own discretion, contribute to the plan. The Company did not contribute to the 401(k) Plan during the years ended December 31, 1996, 1995 and 1994.

13.  RELATED PARTIES

Officer Loans and Advances

From time to time the Company has made loans and advances to the two principal shareholders, directors and officers of the Company.

On September 1, 1995, Joel Freedman, the President and Chief Executive Officer of the Company, surrendered to the Company 36,621 shares of his common stock of the Company at $5.25 per share, the average closing market price for the previous month, as payment in full of loans from the Company in the amount of $192,260. Such shares have been canceled.

At December 31, 1995, the Company had a receivable due from Frank Falco, chairman of the Board of Directors and Chief Operating Officer of the Company, of $552,479 including interest at 7% per annum. On April 1, 1996, Mr. Falco surrendered to the Company 92,214 shares of his common stock of the Company at $7.272 per share, the average closing market price for the previous month, as payment in full of loans from the Company in the amount of $670,580, the then current balance. Such shares have been canceled.

At December 31, 1996, the company has receivables due from Mr. Freedman and Mr. Falco for $5,636 and $203,040, respectively, including interest at 7% per annum, which is expected to be repaid during 1997.

Leases

The Company leases its offices and yard storage facilities from L & G Associates, a related partnership owned by the principal stockholders of the Company.

On March 1, 1993, the Company entered into a five year lease agreement on such property, which includes two additional parcels of land. Pursuant to such lease, the Company will pay base rent of $270,000 annually subject to annual adjustments based on the consumer price index, plus costs of maintenance, insurance and taxes.

In 1994, the Company and L&G Associates ("L&G") entered into an agreement regarding the construction and/or renovation of expanded facilities on the premises presently leased by the Company from L&G and the renovation and leasing of an adjoining property. The expanded facilities were needed to support current operations and anticipated future growth. The Board of Directors formed the Building Committee to review the terms and fairness of such proposed expansion. In November of 1994, the parties agreed in principal with respect to the terms of the proposed expansion and the Building Committee determined that such expansion met the Company's needs and was on terms which were fair to the Company. Based on such agreement and determination, the Company in November of 1994 commenced renovation and construction on such sites of which one facility, office space (7,600 square feet), was completed during the third quarter of 1995, and the second facility, warehouse space (5,700 square feet), was completed during the third quarter of 1996. Renovation of such office space by the company at an approximate cost of $303,000 constitutes payment in full of rent for the initial term of the lease of such office space. The Company, however, shall be responsible for all taxes, utilities, insurance and other costs of occupying the office space during the initial term. Construction of such warehouse space by the Company at an estimated cost of $145,000.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


13.  RELATED PARTIES (continued)

Leases (continued)

constitutes payment in full of rent for the initial term of the lease of such warehouse space. The Company, however, shall be responsible for all taxes, utilities, insurance and other costs of occupying the warehouse space during the initial term. The total cost of the renovations was to be amortized over the initial terms of the lease. On May 16, 1996 the leases were amended and extended 15 years to May 31, 2011. The amortization associated to the cost of the renovation was extended through the terms of the modified lease. Amortization expense related to these costs for the years ended December 31, 1996, 1995 and 1994 was $42,014, $24,991 and $0, respectively. For the years ended December 31, 1996, 1995 and 1994 the rent paid was $292,884, $285,050 and $276,750, respectively. Future minimum rental payments are reflected in Note 11, Commitments and Contingencies.

14.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

The Company earned more than 10% of its revenue from a different customer in each year. For the years ended December 31, 1996, 1995 and 1994 the revenues were $2,745,000, $12,900,000 and $3,494,000, respectively.

Concentrations of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. As discussed in Note 5 the Company has a note receivable from UPE which is not expected to be fully collected within the coming year, therefore there is a concentration of credit risk.

15.  STOCKHOLDERS' EQUITY

Preferred Stock

In July of 1993, the Company offered and sold ten units at $50,000 per unit, or an aggregate of $500,000. Each unit consisted of 500 shares of Series A Preferred Stock, 6,000 shares of common stock and 5,000 warrants, exercisable to purchase one share of common stock at $5 per share until July 31, 1996. The preferred stock had a 9% per annum cumulative dividend, payable quarterly. The holders of the Series A Preferred Stock had the right to "put" such shares to the Company at a price of $100 per share after the Company attained a net worth of $3,000,000 or more or at any time after January 15, 1994. The Company had the right to redeem the Series A Preferred Stock at $100 per share on or after August 1, 1995. The Company had also agreed to include the shares underlying the warrants included in such units in any registration statement filed by the Company following the Company's initial public offering at no cost to such unit holders. On April 29, 1994, the Company redeemed all of the outstanding Preferred Stock at the request of the preferred shareholders.

Common Stock

On June 22, 1993, the Company filed an amended and restated Certificate of Incorporation to give effect to a 30,000 for 1 stock split and to simultaneously reduce the post-split authorized shares of common stock to 20,000,000 shares, $.001 par value and to authorize 1,000,000 shares of preferred stock, $1.00 par value. All references to number of shares, except shares authorized, and to per share information in the financial statements, have been adjusted to reflect the stock split on a retroactive basis.

In January of 1994, the principal shareholders of the Company surrendered for cancellation an aggregate of 666,666 shares of common stock. All references to number of shares, except shares authorized, and to per share information in the financial statements, have been adjusted to reflect the surrender and cancellation of such shares on a retroactive basis.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

15.  STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)

The Company completed an initial public offering of 3,450,000 units(including units sold pursuant to the underwriter's overallotment options) in April of 1994. Each Unit consisted of one share of the Company's common stock and one Class A Warrant. The Company received $11,792,588 from the proceeds of the offering, after the payment of all offering costs.

On September 1, 1995, Joel Freedman, a principal shareholder, director and Chief Executive Officer of the Company surrendered 36,621 shares of his common stock in repayment of his officer's loan.

From November 1995 through December 31, 1996, the Company issued 1,597,269 shares of common stock in exchange for the cancellation of $5,000,000 of the Company's 7% convertible notes.

On April 1, 1996, Frank Falco, a principal shareholder, director and Chief Operating Officer of the Company, surrendered 92,214 shares of his common stock in repayment of his officer's loan.

On November 15, 1996, the board of directors of the Company approved a stock repurchase plan whereby the Company may, from time to time, repurchase on the open market shares in its common stock in an amount up to $750,000. During the year ended December 31, 1996, the Company repurchased for retirement 100,000 shares at a price of $216,500.

Common Stock Purchase Warrants and Options

The Company has authorized and in July of 1993, issued 50,000 warrants (the "Private Placement Warrants") to purchase common stock. The Private Placement Warrants are exercisable to purchase one share of common stock per warrant at a price of $5.00 per share until August 1, 1996 and are not redeemable. In January of 1994, the Company granted to the holders of the Private Placement Warrants "piggy-back" registration rights pursuant to which the holders of such warrants may include the shares underlying such warrants in any registration statement subsequently filed by the Company at no cost to the holders of the Private Placement Warrants. During the year ended December 31, 1996, 7,500 Private Placement Warrants were exercised, 7,500 shares were issued in connection with the exercises and resulted in net proceeds to the Company of $33,750.
The remaining 42,500 Private Placement Warrants expired and were canceled.

The Company's Class A Warrants are separately transferrable and entitle the holder to purchase two shares of common stock at $4.50 per share (subject to adjustment, which occurred). The Class A Warrants are exercisable commencing on April 20, 1995 and expiring April 20, 1999. Any or all of the Class A Warrants may be redeemed by the Company at a price of $.05 per warrant, upon the giving of 30 days written notice and provided that the closing bid price of the common stock for a period of twenty (20) consecutive trading days ending within ten
(10) days of the notice of redemption has equaled or exceeded $9.00 per share. During the year ended December 31, 1996, 1,051,000 Class A Warrants were exercised, 2,102,000 shares were issued in connection with the exercises and resulted in net proceeds to the Company of $6,956,450.

In connection with the Offering, the Company sold to the Underwriter for nominal consideration, an option for the purchase of up to 300,000 units (the "option units"). Each option unit consisted of one share of the Company's common stock and one Class A Warrant. Each option unit was exercisable at a price of $6.60 per option unit during the period beginning April 20, 1996 and continuing until April 20, 1999. The option units could be exercised as to all or any lesser number of option units and contained provisions which required, under certain circumstances, the Company to register the option units underlying such options for sale to the public. The option units were nontransferable except to officers of the Underwriter, members of the underwriting group and their respective officers and partners. The option unit exercise price and the number of option units covered by the option were subject to adjustment to protect the holders thereof against dilution in certain events. During May 1996, all the option units were exercised and the company received net proceeds of $1,979,700 and issued 300,000 shares of the Company's common stock. As of December 31, 1996 all 300,000 Class A Warrants issued in connection with the underwriter option remained outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


15.  STOCKHOLDERS' EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)

On June 17, 1993, the Company  adopted the IDM  Environmental  Corp.  1993 Stock
Option Plan (formerly International Dismantling & Machinery Corp. 1993 Stock Option Plan) (the "Stock Option Plan"). Pursuant to the Stock Option Plan, the Company has reserved 475,000 shares of common stock for issuance pursuant to the grant of incentive stock options and nonqualified stock options.

On April 11, 1994, the Board of Directors granted options under the Company's 1993 Stock Option Plan to certain employees and a Director to purchase 445,400 and 5,000 shares, respectively, of the Company's common stock at $4.00 per share, the fair market value at the date of grant. The options are incentive stock options, except for the Director's stock option which is a nonqualified stock option. The options are exercisable until April 2004. Twenty percent of the options vest three months from the date of grant. The balance of the options vest at a rate of twenty percent per year on each of the four anniversary dates subsequent to the grant of the options.

On June 2, 1994, the Company granted a total of 5,000 non qualified stock options to two of the directors to purchase common stock at $6.25 per share, the fair market value at the date of the grant. The options vest at the same rate as the initial grant.

On December 28, 1994, the Company granted options to certain employees to purchase 29,700 shares of the Company's common stock at $4.38 per share, the fair market value at the date of the grant. On August 9, 1995, the Company granted an option to a new employee to purchase 5,000 shares of the Company's common stock at $5.25 per share, the fair market value at the date of grant. The options vest at the same rate as the first grant.

On January 8, 1996, the Company amended the terms of its 1993 Stock Option Plan to add provisions allowing for the cashless exercise of options issued under the plan and providing for the automatic vesting of all options granted under the plan in the event of certain changes in control of the Company. Pursuant to such cashless exercise provisions, holders of options may, as payment of the exercise price, have IDM withhold the number of shares of common stock at the then fair market value, less the exercise price, of which is equal to the aggregate exercise price of the shares of common stock issuable upon exercise of the option. Under such provision of the accelerated vesting, notwithstanding any vesting schedule set forth in any individual option agreement, all options granted under the 1993 Plan will become fully vested and exercisable in the event a person or group, other than Joel Freedman or Frank Falco, acquire in excess of 15% of common stock of IDM unless such acquisition is approved by the Board.

On January 8, 1996, the Company's Compensation Committee and Board of Directors adopted and approved a new stock option plan for the Company, the IDM Environmental Corp. 1995 Stock Option Plan (the "1995 Plan"), under which stock option awards may be made to employees, directors and consultants of the Company. The 1995 Plan became effective on the date it was adopted by the Board of Directors, subject to the approval of the Company's shareholders, and it will remain effective until the tenth anniversary of the effective date unless terminated earlier by the Board of Directors. Pursuant to the plan, the Company has reserved 500,000 shares of common stock for issuance pursuant to the grant of incentive stock options and non qualified stock options. On January 8, 1996, the Company granted options to certain employees and consultants to purchase 69,000 shares of the Company's common stock at $2.94 per share, the fair market value at the date of the grant (41,500 have vested). In addition, on January 8, 1996, the Company approved, effective November 20, 1995, the granting of 40,000 options to purchase common stock at $3.72 per share, the fair market value at the date of the grant, to certain consultants (all options were vested). The balance of the 69,000 options vest at a rate of twenty percent per year on each of the four anniversary dates subsequent to the grant of the options. Also on January 8, 1996, the Company granted 75,000 options each to Messrs., Falco and Freedman at $3.23 per share, 110% of the fair market value at the date of grant.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


STOCKHOLDERS' EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)

On May 23, 1996, The Company granted vested options to the outside directors, a consultant and an employee to purchase 50,000 shares at $8.25 per share, the fair market value at the date of grant.

On June 28, 1996 the Company  adopted and  approved a new stock option plan (the
"1996 consulting options") under which nonqualified stock options have been granted to a consultant for the right to acquire 50,000 shares of its common stock at $3.23 per share. The options, which are fully vested and exercisable through June 28, 2006, were granted pursuant to a consultant agreement that expires on June 30, 1997. The fair market value of these shares at the date of grant was $7.44. The difference between the exercise price and the fair market value at date of grant (the "intrinsic value") reflects the compensation for the consulting services.

As referred to in Note 1, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 ("FASB 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1993 and 1995 Incentive Stock Option Plans have authorized the granting of options to key employees and management personnel for up to 975,000 shares of the Company's common stock. Options granted have terms between 5 and 10 years and become fully exercisable ranging from 0 to 4 years of continued employment.

Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of implementation of FASB 123 using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively, with ranges as follows:


                                                1996                  1995
                                                ----                  ----
Risk-Free interest                          4.39 - 6.40%          5.65 - 6.22%
Dividend yields                                       0%                    0%
Volatility factors of the expected
 market price of the Company's
 Common Stock                               .720 - .865%          .594 - .700%
Expected life of options                     2 - 5 years           4 - 5 years

Fair values for future options are to be estimated at the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. In management's opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


15.  STOCKHOLDERS' EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with FASB 123, only stock options granted during the years ended December 31, 1996 and 1995 have been included for the Company's pro forma information as follows:


                                             1996               1995
                                             ----               ----
Pro forma net loss                       $(9,700,064)       $(3,882,441)

Pro forma loss per share:

    Primary                              $     (1.20)       $     (0.67)

    Fully diluted                        $     (1.20)       $     (0.67)


The Company recognized $63,094(net of tax effect and relating to the 1996 consulting options) and $0 of compensation expense for the years ended December 31, 1996 and 1995, respectively. An additional $552,220 and $15,028 of compensation expense (net of tax effect) would be recognized under implementation of FASB 123.

A summary of changes in common stock options under the 1993 plan during 1996, 1995 and 1994 is as follows:

                                                                Weighted
                                                                Average
                                     Number     Price per       Exercise
                                   of Shares     Share           Price
                                   ---------    ---------       --------
January 1, 1994                           -         -                -
  Granted                           485,100     $4.00- $6.25     $4.05
  Canceled                          (30,521)     4.00             4.00
                                    -------
Outstanding at December 31, 1994    454,579                       4.05

  Granted                             5,000      4.38             4.38
  Canceled                           (4,050)     4.00             4.00
                                    -------
Outstanding at December 31, 1995    455,529                       4.05

  Canceled                          (63,967)     4.00             4.00
  Exercised                         (20,910)     4.00             4.00
                                    -------
Outstanding at December 31, 1996    370,652                       4.05
                                    =======

Options exercisable at
 December 31,  1996                 224,391     $4.00 - $6.25    $4.06
                                    =======
Available for Future Grant           83,438
                                    =======

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


15.  STOCKHOLDERS' EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)

The weighted average  remaining  contractual life of the outstanding  options is
7.40 years.

A summary of the 1995 plan activity which occurred during 1996 is as follows:

                                                                           Weighted
                                                                            Average
                                              Number of     Price per      Exercise
                                               Shares         Share         Price
                                              ---------   -------------    --------
Outstanding, January 1, 1996                        -         -                 -
  Granted during 1996                         309,000     $2.94 - $8.25     $4.04
  Exercised during 1996                       (20,552)    $3.72              3.72
  Canceled during 1996                         (9,448)    $3.72              3.72
                                              -------
Outstanding at December 31, 1996              279,000                        4.08
                                              =======

Options Exercisable at December 31, 1996      257,000                        4.17
                                              =======

Available for future grants                   200,448
                                              =======

The weighted average  remaining  contractual life of the outstanding  options is
9.07 years.

In addition, as of December 31, 1996, the 50,000 options granted under the 1996 consulting options remain outstanding at a weighted average exercise price of $3.23. The weighted average remaining contractual life of the outstanding options is 9.5 years.

The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 for the 1993 plan, 1995 plan and the 1996 consulting options were as follows:


                                               1996               1995
                                               ----               ----
Stock Prices Equal to Exercise Price           3.51               2.30
Stock Prices in Excess of Exercise Price       5.20                  -
Stock Prices Less than Exercise Price          1.28                  -

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


15.  STOCKHOLDERS' EQUITY (continued)

Shareholder's Rights Plan

On April 1, 1996, the Board of Directors adopted and approved a "Shareholder Rights Plan" in order to preserve for stockholders the long-term value of the Company in the event of a take-over. To put the Plan into effect, the Board declared a dividend of one Right for each share of common stock outstanding to stockholders of record at the close of business on April 1, 1996. Each right represents the right to purchase one one-hundredth of a share of a new series of preferred stock without voting rights par value $1.00 per share. The exercise price for each right is $20.00. Each right expires December 31, 2005.

The rights are not exercisable and are not transferrable apart from the Company's common stock until the tenth day after such time as a person or group acquires beneficial ownership of 15% or more of the Company's common stock or the tenth business day (or such later time as the board of directors may determine) after a person or group announces its intention to commence or commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the Company's common stock. As soon as practicable after the rights become exercisable, separate right certificates would be issued and the rights would become transferrable apart from the Company's common stock. In the event a person or group were to acquire a 15% or greater position in the Company, each right then outstanding would "flip in" and become a right to receive that number of shares of common stock of the Company which at the time of the 15% acquisition had a market value of two times the exercise price of the rights. The acquirer who triggered the rights would become excluded from the "flip-in" because his rights would become null and void upon his triggering the acquisition. The rights are redeemable by the Company's Board of Directors at a price of $.01 per right at any time prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock. The redemption of the rights may be effective at such time, on such basis, and with such conditions as the board of directors in its sole discretion may establish. Thus, the rights would not interfere with a negotiated merger or a white knight transaction, even after a hostile tender offer has been commenced.

16.  SUBSEQUENT EVENTS

On February 12, 1997 (the "closing date") the Company entered into a private placement wherein it offered and sold 300 shares of $10,000 Series "B" Convertible Preferred Stock (the "preferred shares") in private transactions to selected investors who qualify as "accredited investors" (within the meaning of Rule 501(a) promulgated under the Securities Act of 1933, as amended). The preferred shares will be convertible into shares of the Company's common stock beginning on the 91st calendar day after the closing date according to the following:


                            Lower of x or y
                         x                  y
Calendar Days       Closing Date     Conversion Date
After Closing      Average Times      Average Times
-------------      -------------      -------------
 91 - 120              120%                82%
121 - 150              110%                79%
151 - 180              100%                76%
> 180                  100%                73%

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

16.  SUBSEQUENT EVENTS (continued)

The conversion date average is the average closing bid price of the common stock as calculated over the five trading day period ending on the trading day preceding the date on which the holder transmits (by telecopier) his notice to convert. Each preferred share will be convertible into the Company's common stock (the "conversion shares") determined by dividing $10,000 by the applicable conversion price. The preferred shares mature on February 16, 2000, and on that date each preferred share then outstanding shall automatically convert into conversion shares at the then current conversion price. The preferred shares pay an annual 7% dividend. The dividends are payable only upon conversion or redemption of the preferred shares and are payable either in shares of common stock (the "dividend shares") at the average market price of the common stock over the five trading days preceding the conversion date or in cash, at the option of the Company.

The Company agreed to register the dividend shares, the conversion shares and the penalty shares in a registration statement filed by the Company at no cost to the holders of such shares. If the registration statement is not declared effective by the Commission on or before May 13, 1997, the Company will have the obligation to pay penalty payments at the rate of $200 per preferred share per month until the registration statement is declared effective. The Company has the option to pay the penalty payments in cash or shares of common stock.

The Company shall have the option to redeem any conversion for which the conversion price is less than $1.80 per share for cash in the amount of $12,200 per preferred share plus accrued dividends.

In connection with this transaction the Company paid a fee of $195,000 and $25,000 in expenses to the placement agent. In addition, the Company granted 100,000 warrants to the placement agent. Each warrant is exercisable to purchase one share of common stock at $3.32813 per share commencing on February 12, 1998 and expiring on February 12, 2002. The Company has granted demand and piggy-back registration rights to the holders of these warrants.

On February 11, 1997 the Company was served with a lawsuit naming the Company as a co-defendant in a wrongful death cause of action arising out of the accidental death of an employee of a subcontractor. The suit, filed in the Federal District Court for the Northern District of Indiana, is based on the same facts as gave rise to the aforementioned administrative proceeding instituted by OSHA. Management believes thet the suit, as it relates to the Company, is without merit, and intends to vigorously contest this claim. In addition the Company has insurance in place to protect against such events.

On April 1, 1997 ("CWC") commenced litigation against the Company and two of its subsidiaries, Global Delaware and Global Alberta, and the two principal officers of Global Alberta. CWC alleges that the agreements entered into (see Note 2) whereby CWC granted to Global Delaware the exclusive world wide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology in exchange for a 10% interest in Global Delaware should be voided because amongst other claims CWC did not obtain proper approvals and the transaction was not consummated on an arms length basis. Their claim alleges the loss of revenues estimated at $30 million. Prior to the closing, the Company obtained the legal opinion of CWC's counsel that states "CWC has full power, without limitation in any way, to enter into the agreements, and all necessary corporate steps and proceedings have been taken so that the agreements are properly granted and executed and delivered as binding obligations of CWC". The Company believes this claim is without merit and intends to vigorously contest this claim.