Form 10-Q
period 1997-03-31
IDM ENVIRONMENTAL CORP
filed 1997-05-19
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


            For the transition period from         to           .
                                          ---------  -----------


                           Commission File No. 0-23900


                             IDM ENVIRONMENTAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        New Jersey                                        22-2194790
--------------------------------               ---------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)


               396 Whitehead Avenue, South River, New Jersey 08882
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 390-9550
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


 --------------------------------------------------------------------------
 (Former name, former address and formal fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ----  ---

     As of May 1, 1997, 9,602,730 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                      INDEX



                                                                        Page
                                                                       Number
                                                                       ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated  Balance Sheets - March 31, 1997 and
          December  31, 1996............................................   1

          Consolidated Statements of Operations - For the three
          months ended March 31, 1997 and March 31, 1996................   2

          Consolidated Statements of Cash Flows - For the three
          months ended March 31, 1997 and March 31, 1996................   3

          Notes to Consolidated Financial Statements....................   4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   5

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..........................   8

SIGNATURES..............................................................   9

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                           March 31,                December 31,
ASSETS                                       1997                       1996
                               =========================    ====================

Current Assets:
  Cash and cash equivalents                  $2,402,260              $1,001,254
  Accounts receivable, net of
   allowance for doubtful accounts
   of $200,000                                4,405,475               5,626,208
  Stock subscription receivable                 784,483                 775,862
  Notes receivable - current                  5,311,660               1,274,773
  Inventory                                     917,125               1,182,517
  Costs and estimated earnings in
   excess of billings                         2,790,863               1,655,754
  Bonding deposits                                8,998                  55,472
  Deferred income taxes                       2,309,000               2,609,000
  Due from officers                             255,477                 208,676
  Prepaid expenses and other
   current assets                               805,872               1,884,977
                                           ------------    --------------------
     Total Current Assets                    19,991,213              16,274,493

Investment in Affiliate, at cost              1,300,000               1,300,000
Notes Receivable - long term                  2,929,958               1,572,238
Deferred Issuance Costs, net                    210,833                       -
Property, Plant and Equipment, net            2,627,746               2,742,650
Other Assets                                    486,393                 313,246
                                           ------------    --------------------
                                           $ 27,546,143             $22,202,627
                                           ============    ====================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt            $364,647                $351,127
  Accounts payable and accrued
   expenses                                   8,106,196               7,105,827
  Billings in excess of costs and
   estimated earnings                           157,846                  86,496
                                           ------------    --------------------
     Total Current Liabilities                8,628,689               7,543,450

Long-Term Debt                                                          164,034

Minority Interest                             1,034,483               1,034,483
                                           ------------    --------------------
      Total Liabilities                       9,663,172               8,741,967
                                           ------------    --------------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, authorized
   1,000,000 shares $1.00 par
   value, issued and outstanding
   300 shares in 1997                               300
  Common stock, authorized 20,000,000
   shares $.001 par value, issued
   and outstanding 9,602,370                      9,603                   9,603
  Additional paid-in capital                 28,359,165              25,359,465
  Retained earnings (deficit)               (10,486,097)            (11,908,408)
                                           ------------    --------------------
                                             17,882,971              13,460,660
                                           ------------    --------------------
                                           $ 27,546,143             $22,202,627
                                           ============    ====================


   The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                 1997                    1996
                                              ----------              ----------
Revenue:
  Contract income                             $4,733,164              $7,481,845
  Sale of equipment                            3,531,800                       -
                                              ----------              ----------
                                               8,264,964               7,481,845
                                              ----------              ----------
Cost of Sales:
  Direct job costs                             3,989,508               4,564,141
  Cost of equipment sales                        286,676                       -
                                               4,276,184               4,564,141
                                              ----------              ----------

Gross Profit                                   3,988,780               2,917,704
                                              ----------              ----------
Operating Expenses:
  General and administrative expenses          2,167,654               1,652,783
  Depreciation and amortization                  156,059                 211,161
                                               2,323,713               1,863,944
                                              ----------              ----------

 Income from Operations                        1,665,067               1,053,760

Other Income (Expense):
  Interest income(expense)                        57,244                   2,825
                                              ----------              ----------

Income before Provision for Income Taxes       1,722,311               1,056,585

Provision for Income Taxes                       300,000                 210,000
                                              ----------              ----------

Net Income                                    $1,422,311              $  846,585
                                              ==========              ==========
Earnings per Share:
  Primary earning  per share                  $     0.15              $     0.13
                                              ==========              ==========

  Fully diluted earnings  per share           $     0.15              $     0.13
                                              ==========              ==========

  Primary common shares outstanding            9,602,730               6,640,934
                                              ==========              ==========

  Fully diluted common shares outstanding      9,602,730               6,640,934
                                              ==========              ==========


     The accompanying notes are an integral part of these consolidated financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            For the Three months Ended March 31,
                                                1997                    1996
                                             ----------             -----------
Cash Flows from Operating Activities:
  Net Income                                 $1,422,311             $   846,585
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Deferred Taxes                             300,000                 210,000
     Depreciation and amortization              138,351                 211,161
     Write-down of surplus inventory
     Decrease (Increase) In:
       Accounts receivable                    1,220,733              (1,397,106)
       Inventory                                265,392                       -
       Notes receivable                      (5,403,228)                 68,080
       Costs and estimated earnings
        in excess of billings                (1,135,109)                203,972
       Bonding deposits                          46,474                  50,000
       Recoverable income taxes                       -                  19,275
       Prepaid expenses and other
        current assets                        1,079,105                 238,850

     Increase (Decrease) In:
       Accounts payable and accrued
        expenses                              1,000,369                (113,318)
       Billings in excess of costs and
        estimated earnings                       71,350                 352,670
                                             ----------             -----------
        Net cash provided by (used in)
          operating activities                 (994,252)                690,169
                                             ----------             -----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and
   equipment                                    (31,987)               (476,101)
  Proceeds from disposal of property,
   plant and equipment                           17,707                       -
  Aquisition of other assets                   (173,147)                      -
  Loans and advances to officers                (46,801)               (122,092)
                                             ----------             ------------
         Net cash (used in) investing
          activities                           (234,228)               (598,193)
                                             ----------             ------------
Cash Flows from Financing Activities:

  Net proceeds from convertible preferred
   stock issuance                             2,780,000                 (85,880)
  Principal payments on long-term debt         (150,514)                      -
  Issuance of common stock upon exercise
   of stock options                                   -                  14,659
                                             ----------             -----------
         Net cash provided by (used in)
          financing activities                2,629,486                 (71,221)
                                             ----------             -----------
Increase (Decrease) in Cash and Cash
 Equivalents                                  1,401,006                  20,755

Cash and Cash Equivalents, beginning of
 period                                       1,001,254                  83,286
                                             ----------             -----------

Cash and Cash Equivalents, end of period     $2,402,260             $   104,041
                                             ==========             ===========
Supplementary Disclosures of Cash Flow
 Information:

Cash paid during the period for:
  Interest expense                           $   47,118             $     8,909
                                             ==========             ===========
  Income taxes                                        -                       -
                                             ==========             ===========
Supplemental Disclosure of Noncash
 Investing and Financing Activities:

 Conversion of convertible promissory
  notes to common stock                      $2,828,037             $ 1,668,628
                                             ==========             ===========

   The accompanying notes are an integral part of these consolidated financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10- Q. These statements include the accounts of IDM Environmental Corp. and all of its wholly owned and majority owned subsidiary companies. The December 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1997.

2.   NOTES RECEIVABLE

     The Company entered into a sale agreement with a German company dated as of March 28, 1997 for the sale of certain power generating equipment (the "equipment") for a total purchase price of six million ($6,000,000) dollars. The payment terms of the sale agreement require an initial payment of $600,000 and four installment payments of $1,350,000 each plus interest at 5.6246 % payable on September 28 and December 28, 1997 and March 28 and June 28, 1998. The debt is collateralized by a security interest in the equipment. Prior to the sale, the equipment was owned jointly by the Company and its joint venture partner, UPE. The Company has agreed to purchase UPE's ownership interest in the equipment for two million five hundred thousand ($2,500,000) dollars.

3.   CONTINGENCIES

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

     On February 11, 1997 the Company was served with a lawsuit naming the Company as a co-defendant in a wrongful death cause of action arising out of the accidental death of an employee of a subcontractor. The suit, filed in the Federal District Court for the Northern District of Indiana, is based on the same facts as gave rise to the aforementioned administrative proceeding instituted by OSHA. Management believes that the suit, as it relates to the Company, is without merit, and intends to vigorously contest this claim. In addition the Company has insurance in place to protect against such events.

     On April 1, 1997 Continental Waste Conversion, Inc. ("CWC") commenced litigation against the Company and two of its subsidiaries, Global Waste & Energy, Inc., Delaware, and Global Waste & Energy, Inc., Alberta, and the two principal officers of Global Alberta. CWC alleges that the agreements entered into whereby CWC granted to Global Delaware the exclusive world wide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology in exchange for a 10% interest in Global Delaware should be voided because amongst other claims CWC did not obtain proper approvals and the transaction was not consummated on an arms length basis. Their claim alleges the loss of revenues estimated at $30 million. Prior to the closing, the Company obtained the legal opinion of CWC's counsel that states "CWC has full power, without limitation in any way, to enter into the agreements, and all necessary corporate steps and proceedings have been taken so that the agreements are properly granted and executed and delivered as binding obligations of CWC". The Company believes this claim is without merit and intends to vigorously contest this claim.

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

Material Changes in Results Of Operations

The Company's total revenues increased by approximately 10.5% from $7,482,000 for the quarter ended March 31, 1996 to $8,265,000 for the quarter ended March 31, 1997. Contract service income decreased during the quarter by 36.7% from $7,482,000 in 1996 to $4,733,000 in 1997. The decrease in contract service income is attributable to expected revenues being delayed into the second quarter at our Oak Ridge and Boston offices. Surplus equipment revenues increased from zero in 1996 to $3,532,000 in 1997. The increase in surplus equipment revenues was attributable to the sale of four generators to a German company.

Direct job costs decreased by approximately 12.6% from $4,564,000 for the quarter ended March 31, 1996 to $3,990,000 for the same period in 1997. The primary elements of such decrease in job costs were job salaries and material and supplies. The decrease in job costs was attributable to the decrease in contract service revenues during the quarter. The reason why contract revenues decreased 36.7% and direct job costs decreased only 12.6% during the quarter is primarily attributable to one contract where the direct job costs equaled the contract revenues of $1,144,000. Cost of equipment sales increased from zero in 1996 to $287,000 in 1997. The increase in cost of equipment sales was attributable to the sale mentioned above.

While total revenues increased by 10.5% for the quarter, general and administrative expenses increased 31.2 % from $1,653,000 during the quarter ended March 31, 1996 to $2,168,000 during the same period in 1997. The increase in general and administrative expense was attributable to $144,000 in expenses recorded by the Company's 90% owned subsidiary, Global Waste & Energy Inc. and increases in professional fees and insurance expense (due to additional premium as a result of an audit on the prior year premium) of $242,000 and $98,000, respectively.

In addition to its operating income and expenses, the Company reported net interest income of $57,000 for the quarter ended March 31, 1997 as compared to net interest income of $3,000 for the same period in 1996. The increase in net interest income/expense was attributable to $40,000 in interest expense which accrued on indebtedness which remained outstanding during the first quarter of 1996 out of the $5,000,000 of convertible notes issued in the third quarter of 1995 versus no corresponding expense in the first quarter of 1997, as all the notes had been converted as of December 31, 1996.

As a result of the foregoing, the Company reported income before taxes of $1,722,000 and net income of $1,422,000 for the quarter ended March 31, 1997 as compared to income before taxes of $1,057,000 and net income of $847,000 for the same quarter in 1996.


Material Changes in Financial Condition, Liquidity and Capital Resources.

At March 31, 1997, the Company had a backlog totaling approximately $47 million compared to a backlog of approximately $50 million at March 31, 1996. The largest component of the Company's backlog at March 31, 1997 was $15 million for the East Dam project.

In addition to its existing backlog, the Company is presently bidding on, and intends to bid on numerous projects to replace revenues from projects which will be completed during 1997 and to increase the total dollar volume of projects under contract. Management anticipates that the Company's efforts to bid on and secure new contracts will focus on projects which can be readily serviced from the three regional offices opened by the Company during 1994 and 1995. In addition, the Company has submitted proposals on several large international plant relocation projects. The Company's regional offices, particularly the Oak Ridge, Tennessee, Los Alamos, New Mexico, and Boston, Massachusetts offices are strategically located in areas having a high concentration of prospective public and private remediation sites. While bidding to perform services at such sites is expected to be highly competitive, management believes that the Company's existing presence on projects at these locations combined with its proven expertise and resources will enhance the Company's chances of successfully bidding on substantial new projects.

The Company had working capital of $ 11,362,000, including cash and cash equivalents balances of $2,402,000 at March 31, 1997. This compares to working capital of $8,731,000 and a cash balance of $1,001,000 at December 31, 1996. The increase in working capital and cash is primarily attributable to the sale in February of 1997 of $3 million of Series B Convertible Preferred Stock.

Quarter-end receivables as a percentage of first quarter income was 53.6% in 1997 compared to 107% in the same period of 1996. The percentage excluding equipment sales (which is a note receivable) would be a more comparable 92%. Year-end receivables as a percentage of fourth quarter income increased substantially from 53.0% in 1994 to 103.5% in 1995 and 157% in 1996. This ratio was 82% at December 31, 1993. The ratio dropped to 53% at December 31, 1994 because the Company received a $4,184,000 payment a major contract on December 23, 1994. If this payment had been received after year end, the ratio would have been a more comparable 98.4%.

Unbilled revenue as a percentage of quarterly contract income has increased from 0% at December 31, 1993, to 31% at December 31, 1994, to 56% at December 31, 1995, and to 44% at December 31, 1996 and 56% at March 31, 1997. Also, accounts payable have constantly decreased since 1994 where as accounts receivable and unbilled revenues have increased substantially during this period.

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

Inventory of $917,000 at March 31, 1997 decreased as a result of the sale of four generators during the quarter. This inventory consists of fifteen (15) generator sets with a total electrical capacity of 212,500 kilowatts per hour
(KWH). The estimated market price of the Company's generator inventory is ten million dollars. Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Three (3) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items.

It is the Company's intent to incorporate two (2) 15,000 KW generator sets (steam driven) in the Company's pending El Salvador waste to energy project. In future projects, the Company will try to use the balance of the 15,000 KW generator sets and the 12,500 KW and 33,000 KW sets.

At March 31, 1997, the Company had no long term debt. Long term debt at December 31, 1996 totaled $164,034, consisting of installment debt secured by job equipment.

The Company entered into a sale agreement with a German company dated as of March 28, 1997 for the sale of certain power generating equipment (the "equipment") for a total purchase price of six million ($6,000,000) dollars. The payment terms of the sale agreement require an initial payment of $600,000 and four installment payments of $1,350,000 each plus interest at 5.6246 % payable on September 28 and December 28, 1997 and March 28 and June 28, 1998. The debt is collateralized by a security interest in the equipment. Prior to the sale, the equipment was owned jointly by the Company and its joint venture partner, UPE. The Company has agreed to purchase UPE's ownership interest in the equipment for two million five hundred thousand ($2,500,000) dollars

During the quarter ended March 31, 1997, the Company made additional loans of $325,000 repayable upon demand with interest at 9.25% to its ninety percent owned subsidiary, Global Waste & Energy, Inc. ("Global Delaware"). In addition, IDM, through a wholly-owned subsidiary of Global Delaware loaned $160,000 (Canadian) to Continental Waste Conversion, Inc. ("CWC") repayable in 18 consecutive installments commencing January 1, 1997 with interest at 7.5% per annum. As of the date of this report CWC has made no payment and the loan is delinquent. On April 1, 1997, CWC commenced litigation against the Company and two of its subsidiaries, Global Delaware and Global Alberta, and the two principal officers of Global Alberta. CWC alleges that the agreements entered into whereby CWC granted to Global Delaware the exclusive world wide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology in exchange for a 10% interest in Global Delaware should be voided because amongst other claims CWC did not obtain proper approvals and the transaction was not consummated on an arms length basis. Their claim alleges the loss of revenues estimated at $30 million. Prior to the closing, the Company obtained the legal opinion of CWC's counsel that states "CWC has full power, without limitation in any way, to enter into the agreements, and all necessary corporate steps and proceedings have been taken so that the agreements are properly granted and executed and delivered as binding obligations of CWC". The Company believes this claim is without merit and intends to vigorously contest this claim.

Other than funding the Company's bonding and other job costs the Company does not anticipate any substantial demands on the liquidity or capital resources of the Company during the following twelve months.

Since 1994 the Company has consistently generated negative operating cash flows. The primary reason for this the Company's policy of successfully bidding new work at lower than normal margins in order to penetrate strategic markets serviced by the Company's newly opened regional offices. Now that the Company is established in these markets, the Company has been bidding work at normal margins. Management of the Company believes, based on the current backlog of work and expected work to be awarded based on bids outstanding, that future operating cash flows will be positive.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1   Sale Agreement with CAG Technologie

          10.2   Security Agreement with CAG Technologie

          10.3   Promissory Note with CAG Technologie

          27     Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           IDM ENVIRONMENTAL CORP.


Dated:   May 16, 1997                      By:  /s/ Joel Freedman
                                              ----------------------------------
                                               Joel Freedman, President


Dated:   May 16, 1997                      By:  /s/ Michael B. Killeen
                                              ----------------------------------
                                                Michael B. Killeen, Principal
                                                Financial and Accounting Officer