Form 10-K/A
period 1996-12-31
IDM ENVIRONMENTAL CORP
filed 1997-07-11
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                Amendment No. 1

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

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

   ITEM 1.   BUSINESS................................................        1
   ITEM 2.   PROPERTIES..............................................       11
   ITEM 3.   LEGAL PROCEEDINGS.......................................       11
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS.....................................       12

PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.........................       12
   ITEM 6.   SELECTED FINANCIAL DATA.................................       15
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.....................       16
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............       24
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE..................       27

PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......       27
   ITEM 11.  EXECUTIVE COMPENSATION..................................       27
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT...................................       27
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........       27
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K................................................       27


SIGNATURES...........................................................       29

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

     Cost of equipment sales decreased 78.6% during 1996 and increased from 53.8% to 77.1% of equipment and scrap sales revenues. The decrease in cost of equipment sales and the decrease in gross margin was attributable the sale, in a bulk transaction, of $4,000,000 of surplus equipment to UPE during 1995. The gross margin on this sale recorded in the third quarter of 1995 was $1,370,000. This represented 12.2% of the total revenues reported through the first nine months of 1995 and 29.1% of the total gross profit reported.

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

     Income taxes. The Company's credit for income taxes increased from $1.5 million in 1995 to $1.9 million in 1996. The increase in the income tax credit for 1996 was attributable to the higher operating loss. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and the net operating losses can be carried forward. In determining such projected future taxable income, management has considered the company's historical results of operation, the current economic environment within the company's core industries and future business activities which the company has positioned itself. Management believes the company will realize taxable income in future years. However, based on the company's substantial losses over the past two years, the current contract commitments in the backlog, and carry forward limitations governed by state, federal and foreign tax agencies, management believes it is more likely than not that the company will not realize its entire net deferred tax asset. A valuation allowance of $2,945,800 has been established by management as a reduction of the company's deferred tax assets of $5,554,800. Management believes that the net deferred asset of $2,609,000 will be realized through future taxable income.

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

     Also included in the Company's working capital balance at December 31, 1996 was $1.2 million of surplus equipment inventory (net of a $0.3 million valuation reserve) held for sale which gross inventory level was identical to that reported at December 31, 1995. The inventory reflects the Company's sale of substantially all of its surplus equipment inventory, other than generators, to UPE in connection with the formation of a marketing alliance with UPE during 1995. The Company's remaining surplus equipment inventory consists principally of 15 generators which the Company acquired in a joint venture arrangement with a major surplus equipment dealer. Management believes that there is a strong demand for generators such as those which the Company holds in inventory and that such generators will provide an adequate inventory to meet the anticipated demand for such generators for at least the next two years. In our third quarter 10-Q, management stated its belief that this inventory of generator sets should not be considered as obsolete or outdated inventory since its design and technology had not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposal items. During March, 1997, our Vice President of Sales and Purchasing brought to our attention the fact that in the last two months he had received complete equipment listing of power generating facilities from companies such as PSE&G, Central and Southwest Services, Boston Edison Company and Larson Power Plant. He felt that there was a recent glut on the market of units between 25MW and 50MW due to deregulation of the power market and pressure from consumers demanding lower tariffs. To remain competitive he recommended that we reduce our suggested selling price for our two 33MW units in our inventory 70% from $2,900,000 each to $900,000 each. Based on this information, management decided to reduce the inventory carrying cost for these two units 70% each from $206,650 to $62,000 by recording a $300,000 inventory write down in the fourth quarter and as such the 9/30/96 10-Q is correct in that the $300,000 write-down represents facts which were subsequent events to the 9/30/96 10-Q. Management has performed the following procedures to insure that these inventories have been properly accounted for. Our joint venture partner has physically inspected each unit and they obtained an insurance policy on all units naming IDM as co-insured. We have assigned our Vice President of Sales to work with our partner in reviewing all technical specifications, suggested selling prices, etc. Included as his responsibility is an ongoing review of current industry and market trends relating to these generator units. As a spot verification, we have had an independent third party appraise four of the units (dated March 17, 1997), which confirmed the values and physical existance.

     The Company's accounts receivable decreased by 15.0% from 1995 to 1996. Such decrease in accounts receivable was attributable to lower levels of business activity. As a percentage of revenues, accounts receivable increased from 16.8% in 1995 to 26% in 1996. The increase in accounts receivable as a percentage of revenues reflects lower sales in the fourth quarter of 1996 versus 1995. Government contracts, and certain private industry contracts, typically include terms where payment is often deferred for up to 90 days following completion of work. While the Company attempts to negotiate favorable payment terms whereby the Company realizes substantial cash flows throughout the life of a contract, contracts with United States governmental agencies, including existing projects on which the Company is presently on site and a number of projects on which the Company is bidding, cannot be expected to include terms which are considered favorable. Unbilled revenues as a percentage of quarterly contract income has increased from 31% at December 31, 1994, to 56% at December 31, 1995. At December 31, 1996, the amount was 53%, comparable to the amount at December 31, 1995. The reason for the increase at year end 1995 to the prior year was attributable to the Company working on a number of government contracts at major Department of Energy and Defense sites in 1995 versus commercial sites in 1994 and prior years. It has been the Company's experience that, in general, government contracts are at risk of being front end cost loaded when there is little progress to report (i.e., we cannot bill until the structure is demolished).

     Prepaid expenses increased 146% from $766,000 at December 31, 1995 to $1,885,000 at December 31, 1996. $129,000 of the increase in prepaid expenses was due to an increase in prepaid insurance and $939,000 was due to the classification of certain job costs as prepaid expenses due to the fact that we had incurred the liabilities for these job costs as of December 31, 1996 but IDM had not commenced work on the contract as of December 31, 1996.

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

     We previously reported in our third quarter report, filed on November 19, 1996, that management does not believe there is a major risk of inventory obsolescence due to the fact that the design and technology of the major inventory items have not changed much over the years. We also stated that we were not aware of any adverse factors which could adversely impact the ability of UPE to satisfy the notes. On March 17, 1997, we received a letter from UPE where in they requested an adjustment "to the original purchase price, the guaranteed portion of the purchase price, and the interest accrued." They claim among other items that they expend 28% of the gross sales price for repair costs, loading or rigging costs, freight costs and commissions to third party dealers versus an average of 13% for other inventories they have acquired. They also claim that the inventory they acquried from IDM has an average realized sales price of 72% as opposed to 85% achieved by other inventories.

     Based on preliminary conversations with UPE and consideration of the Company's marketing alliance with UPE, management felt it was prudent to record a reserve of $630,000 or approximately 70% of the difference between the original and revised amounts that UPE expected to pay IDM under the inventory purchase agreement. Management is currently negotiating with UPE to settle this matter.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Samuel Klein and Company, appears on pages F-1 through F-28 of this report. See Index to Financial Statements on page 30 of this report.

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

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits

 Exhibit
  Number                          Description of Exhibit
 -------- ----------------------------------------------------------------------

     3.1  Restated Certificate of Incorporation of IDM Environmental Corp. (1)
     3.2  Bylaws, as amended, of IDM Environmental Corp. (3)
     4.1  Specimen Common Stock Certificate (1)
     4.2  Specimen Class A Warrant Certificate (1)
     4.3  Form of Warrant Agreement (1)
     4.4  Certificate   of   Designation   fixing   terms  of  Series  A  Junior
          Participating Preferred Stock (2)
     4.5**Certificate of Designation fixing terms of Series B Preferred Stock 4.6**Warrant Agreement dated January 12, 1997
    10.1  Lease  Agreement   between   International   Dismantling  &  Machinery
          Corporation and L&G Associates dated March 1, 1993 for site in South River, New Jersey (1)
  ++10.2  1993 Incentive Stock Option Plan, as amended (3)
  ++10.3  1995 Incentive Stock Option Plan (3)
  ++10.4 Employment Agreement between the Company and Joel Freedman, as amended, dated February 1, 1996 (3)
  ++10.5 Employment Agreement between the Company and Frank Falco, as amended, dated February 1, 1996 (3)
    10.6 Form of Agreement regarding confidential information and competition by by employees (1)
    10.7  Form of Severance Agreement (3)
    10.8 Teaming Agreement, dated November 20, 1991 between the Company and Ebasco Environmental relating to the Rocky Mountain Arsenal project
          (1)
    10.9  Voting Agreement (1)
    10.10 Share Rights Agreement dated April 1, 1996 (2)
    10.11 License  Agreement  dated  June  30,  1996  with  Life   International
          Products (4)
    10.12 Agreement dated July 19, 1996 with Continental Waste Conversion,  Inc.
          (4)
    10.13 License   Agreement  dated  July  18,  1996  with  Continental   Waste
          Conversion, Inc. and Continental Waste Conversion International,  Inc.
          (4)
    10.14 Promissory Note in the amount of $160,000 (Canadian) dated July 22, 1996 from Continental Waste Conversion, Inc. to Continental Waste Conversion International, Inc. (4)
    10.15 Pledge and Security Agreement dated July 19, 1996 between Continental Waste Conversion, Inc. and Continental Waste Conversion International, Inc. (4)
    22.1**List of subsidiaries
    23.1* Consent of Samuel Klein and Company
    27*   Financial Data Schedule

------------------------
++   Compensatory plan or management agreement.
*    Filed herewith
**   Previously filed

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


Dated:   July 10, 1997

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

14.  MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATIONS OF CREDIT RISK

The Company earned more than 10% of its revenue from a different customer in each year. For the years ended December 31, 1996, 1995 and 1994 the revenues were $2,745,000, $12,900,000 and $3,494,000, respectively.

Early in 1996, the Company completed a contract to dismantle and relocate an ammonia plant to Pakistan which accounted for export sales of $2.0, $13.4 and $12.8 million in the years ended December 31, 1996, 1995 and 1994 respectively.

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