Form 10-Q/A
period 1997-03-31
IDM ENVIRONMENTAL CORP
filed 1997-07-11
CIK 909792

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

                                      INDEX



                                                                        Page
                                                                       Number
                                                                       ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated  Balance Sheets - March 31, 1997 and
          December  31, 1996............................................   1

          Consolidated Statements of Operations - For the three
          months ended March 31, 1997 and March 31, 1996................   2

          Consolidated Statements of Cash Flows - For the three
          months ended March 31, 1997 and March 31, 1996................   3

          Notes to Consolidated Financial Statements....................   4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   6

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..........................  10

SIGNATURES..............................................................  11

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                             March 31,         December 31,
ASSETS                                         1997                1996
                                            ===========        ===========
Current Assets:
  Cash and cash equivalents                  $2,402,260        $ 1,001,254
  Accounts receivable, net of allowance
   for doubtful accounts of $200,000          4,405,475          5,626,208
  Stock subscription receivable                 784,483            775,862
  Notes receivable - current                  5,311,660          1,274,773
  Inventory                                     917,125          1,182,517
  Costs and estimated earnings in
   excess of billings                         2,790,863          1,655,754
  Bonding deposits                                8,998             55,472
  Deferred income taxes                       2,309,000          2,609,000
  Due from officers                             255,477            208,676
  Prepaid expenses and other
   current assets                               805,872          1,884,977
                                           ------------        -----------
     Total Current Assets                    19,991,213         16,274,493

Investment in Affiliate, at cost              1,300,000          1,300,000
Notes Receivable - long term                  2,929,958          1,572,238
Deferred Issuance Costs, net                    210,833                  -
Property, Plant and Equipment, net            2,627,746          2,742,650
Other Assets                                    486,393            313,246
                                           ------------        -----------
                                           $ 27,546,143        $22,202,627
                                           ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt            $364,647        $   351,127
  Accounts payable and accrued expenses       8,133,237          7,105,827
  Billings in excess of costs and
   estimated earnings                           157,846             86,496
                                           ------------        -----------
     Total Current Liabilities                8,655,730          7,543,450

Long-Term Debt                                                     164,034

Minority Interest                             1,034,483          1,034,483
                                           ------------        -----------
      Total Liabilities                       9,690,213          8,741,967
                                           ------------        -----------
Commitments and Contingencies

Stockholders' Equity:
  Convertible preferred stock, authorized
    1,000,000 shares $1.00 par value,
    issued and outstanding 300 shares in
    1997 stated at conversion value of
    $10,000 per share                         3,000,000
  Less unamortized beneficial
    beneficial conversion feature              (819,863)
                                            -----------
                                              2,180,137
  Common stock, authorized 20,000,000
   shares $.001 par value, issued
   and outstanding 9,602,370                      9,603              9,603
  Additional paid-in capital                 26,469,054         25,359,465
  Retained earnings (deficit)               (10,802,864)       (11,908,408)
                                           ------------        -----------
                                             17,855,930         13,460,660
                                           ------------        -----------
                                           $ 27,546,143        $22,202,627
                                           ============        ===========

   The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                 1997                    1996
                                              ----------              ----------
Revenue:
  Contract income                             $4,733,164              $7,481,845
  Sale of equipment                            3,531,800                       -
                                              ----------              ----------
                                               8,264,964               7,481,845
                                              ----------              ----------
Cost of Sales:
  Direct job costs                             3,989,508               4,564,141
  Cost of equipment sales                        286,676                       -
                                               4,276,184               4,564,141
                                              ----------              ----------

Gross Profit                                   3,988,780               2,917,704
                                              ----------              ----------
Operating Expenses:
  General and administrative expenses          2,167,654               1,652,783
  Depreciation and amortization                  156,059                 211,161
                                               2,323,713               1,863,944
                                              ----------              ----------

 Income from Operations                        1,665,067               1,053,760

Other Income (Expense):
  Interest income(expense)                        57,244                   2,825
                                              ----------              ----------

Income before Provision for Income Taxes       1,722,311               1,056,585

Provision for Income Taxes                       300,000                 210,000
                                              ----------              ----------

Net Income                                     1,422,311                 846,585

Preferred Stock Dividends including
 $289,726 amortization of beneficial
 conversion feature.  Total amount of
 $1,109,589 being amortized over 180 days        316,767                       -
                                              ----------              ----------

Net Income on Common Stock                    $1,105,544              $  846,585
                                              ==========              ==========
Earnings per Share:
  Primary earnings per share                  $     0.12              $     0.13
                                              ==========              ==========

  Fully diluted earnings  per share           $     0.12              $     0.13
                                              ==========              ==========

  Primary common shares outstanding            9,602,730               6,640,934
                                              ==========              ==========

  Fully diluted common shares outstanding      9,602,730               6,640,934
                                              ==========              ==========


     The accompanying notes are an integral part of these consolidated financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            For the Three months Ended March 31,
                                                1997                    1996
                                             ----------             -----------
Cash Flows from Operating Activities:
  Net Income                                 $1,422,311             $   846,585
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Deferred Taxes                             300,000                 210,000
     Depreciation and amortization              138,351                 211,161
     Write-down of surplus inventory
     Decrease (Increase) In:
       Accounts receivable                    1,220,733              (1,397,106)
       Inventory                                265,392                       -
       Notes receivable                      (5,403,228)                 68,080
       Costs and estimated earnings
        in excess of billings                (1,135,109)                203,972
       Bonding deposits                          46,474                  50,000
       Recoverable income taxes                       -                  19,275
       Prepaid expenses and other
        current assets                        1,079,105                 238,850
     Increase (Decrease) In:
       Accounts payable and accrued
        expenses                              1,027,410                (113,318)
       Billings in excess of costs and
        estimated earnings                       71,350                 352,670
                                             ----------             -----------
        Net cash provided by (used in)
          operating activities                 (967,211)                690,169
                                             ----------             -----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and
   equipment                                    (31,987)               (476,101)
  Proceeds from disposal of property,
   plant and equipment                           17,707                       -
  Aquisition of other assets                   (173,147)                      -
  Loans and advances to officers                (46,801)               (122,092)
                                             ----------             ------------
         Net cash (used in) investing
          activities                           (234,228)               (598,193)
                                             ----------             ------------
Cash Flows from Financing Activities:
  Net proceeds from convertible preferred
   stock issuance                             2,780,000                 (85,880)
  Principal payments on long-term debt         (150,514)                      -
  Issuance of common stock upon exercise
   of stock options                                   -                  14,659

  Dividends on preferred stock                  (27,041)                      -
                                             ----------             -----------
         Net cash provided by (used in)
          financing activities                2,602,445                 (71,221)
                                             ----------             -----------
Increase (Decrease) in Cash and Cash
 Equivalents                                  1,401,006                  20,755
Cash and Cash Equivalents, beginning of
 period                                       1,001,254                  83,286
                                             ----------             -----------
Cash and Cash Equivalents, end of period     $2,402,260             $   104,041
                                             ==========             ===========
Supplementary Disclosures of Cash Flow
 Information:
Cash paid during the period for:
  Interest expense                           $   47,118             $     8,909
                                             ==========             ===========
  Income taxes                                        -                       -
                                             ==========             ===========
Supplemental Disclosure of Noncash
 Investing and Financing Activities:
 Conversion of convertible promissory
  notes to common stock                      $2,828,037             $ 1,668,628
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

2.   NOTES RECEIVABLE

     The Company entered into a sale agreement with a German company dated as of March 28, 1997 for the sale of certain power generating equipment (the "equipment") for a total purchase price of six million ($6,000,000) dollars. The $3.5 million sale, net of the $2.5 million to our joint venture partner, less our inventory carrying cost of approximately $.3 million generated a gross margin of $3.2 million. The payment terms of the sale agreement require an initial payment of $600,000 and four installment payments of $1,350,000 each plus interest at 5.6246 % payable on September 28 and December 28, 1997 and March 28 and June 28, 1998. The debt is collateralized by a security interest in the equipment. Prior to the sale, the equipment was owned jointly by the Company and its joint venture partner, UPE. The Company has agreed to purchase UPE's ownership interest in the equipment for two million five hundred thousand ($2,500,000) dollars.

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

4.   EARNINGS PER SHARE

     The Company has amended the previously reported earnings per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaling $1,109,589) and is amortizing the dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.

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

Material Changes in Results Of Operations

The Company's total revenues increased by approximately 10.5% from $7,482,000 for the quarter ended March 31, 1996 to $8,265,000 for the quarter ended March 31, 1997. Contract service income decreased during the quarter by 36.7% from $7,482,000 in 1996 to $4,733,000 in 1997. The decrease in contract service income is attributable to expected revenues being delayed into the second quarter at our Oak Ridge and Boston offices. We signed two contracts late in 1996 and were expecting to commence work on both contracts in January 1997. The work was delayed due to harsh winter conditions in both Boston and Buffalo, New York (the site of the two jobs) and also due to the fact that the city of Boston delayed the assignment of city employed electricians to this project (total contract amount of $5.7 million). The Buffalo contract (total contract amount of $5.8 million) was also delayed due to the tremendous amount of submittals that had to be commented on and revised before we started actual hands-on field work in mid February. We expected to recognize a total of $2.3 million in contract revenues in the first quarter on both contracts. We actualy recognized only $.7 million. Surplus equipment revenues increased from zero in 1996 to $3,532,000 in 1997. The increase in surplus equipment revenues was attributable to the sale of four generators to a German company.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1*  Sale Agreement with CAG Technologie

          10.2*  Security Agreement with CAG Technologie

          10.3*  Promissory Note with CAG Technologie

          27     Financial Data Schedule

     (b)  Reports on Form 8-K

          None

------------------------
*    Previously filed

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           IDM ENVIRONMENTAL CORP.


Dated:   July 10, 1997                     By:  /s/ Joel Freedman
                                              ----------------------------------
                                               Joel Freedman, President


Dated:   July 10, 1997                     By:  /s/ Michael B. Killeen
                                              ----------------------------------
                                                Michael B. Killeen, Principal
                                                Financial and Accounting Officer