Form 10-Q
period 1997-06-30
IDM ENVIRONMENTAL CORP
filed 1997-08-19
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.


                           Commission File No. 0-23900



                             IDM ENVIRONMENTAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         New Jersey                                       22-2194790
---------------------------------              ---------------------------------
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
Yes X  No
   ----  ----

     As of July 31, 1997, 9,985,655 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets -June 30, 1997 and
          December 31, 1996...............................................   3

          Consolidated Statements of Operations - For the six months
          ended June 30, 1997 and June 30, 1996...........................   4

          Consolidated Statement of Operations - For the three months
          ended June 30, 1997 and June 30, 1996...........................   5

          Consolidated Statements of Cash Flows - For the six months
          ended June 30, 1997 and June 30, 1996...........................   6

          Notes to Consolidated Financial Statements......................   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..  13

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities.......................................  14

     Item 4.  Submission of Matters to a Vote of Security Holders.........  14

     Item 5.  Other Information...........................................  14

     Item 6.  Exhibits and Reports on Form 8-K............................  15

SIGNATURES................................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     June 30,       December 31,
ASSETS                                                                                 1997             1996
                                                                                   ============     ============
Current Assets:
  Cash and cash equivalents                                                        $  1,192,215     $  1,001,254
  Accounts receivable, net of allowance for doubtful accounts of $200,000             4,094,536        5,626,208
  Stock subscription receivable                                                         784,483          775,862
  Notes receivable - current                                                          6,679,553        1,274,773
  Inventory                                                                             917,125        1,182,517
  Costs and estimated earnings in excess of billings                                  1,790,542        1,655,754
  Bonding deposits                                                                        8,998           55,472
  Deferred income taxes                                                               2,649,000        2,609,000
  Due from officers                                                                     302,249          208,676
  Prepaid expenses and other current assets                                             850,000        1,884,977
                                                                                   ------------     ------------
     Total Current Assets                                                            19,268,701       16,274,493
Investment in Affiliate, at cost                                                      1,300,000        1,300,000
Notes Receivable - long term                                                          1,597,851        1,572,238
Deferred Issuance Costs, net                                                            192,499                -
Property, Plant and Equipment, net                                                    2,482,521        2,742,650
Other Assets                                                                            580,425          313,246
                                                                                   ------------     ------------
                                                                                   $ 25,421,997     $ 22,202,627
                                                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                $    674,321     $    351,127
  Accounts payable and accrued expenses                                               6,956,813        7,105,827
  Billings in excess of costs and estimated earnings                                    169,283           86,496
                                                                                   ------------     ------------
     Total Current Liabilities                                                        7,800,417        7,543,450

Long-Term Debt                                                                          380,154          164,034

Minority Interest                                                                     1,034,483        1,034,483
                                                                                   ------------     ------------
      Total Liabilities                                                               9,215,054        8,741,967
                                                                                   ------------     ------------
Commitments and Contingencies

Stockholders' Equity:
  Convertible  preferred  stock,  authorized  1,000,000  shares $1.00 par value, issued and outstanding 300 shares in 1997 stated at conversion value
   of $10,000 per share                                                               3,000,000
   less unamortized beneficial conversion feature                                      (265,068)
                                                                                   ------------     ------------
                                                                                      2,734,932                -

  Common stock, authorized 20,000,000 shares $.001 par value, issued
   and outstanding 9,602,370                                                              9,603            9,603
  Additional paid-in capital                                                         26,469,054       25,359,465
  Retained earnings (deficit)                                                       (13,006,646)     (11,908,408)
                                                                                   ------------     ------------
                                                                                     16,206,943       13,460,660
                                                                                   ------------     ------------
                                                                                   $ 25,421,997     $ 22,202,627
                                                                                   ============     ============


   The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Six Months Ended June 30,
                                                              1997                  1996
                                                           -----------          -----------
Revenue:
  Sale of equipment                                        $ 3,528,550          $   152,800
  Contract income                                            8,294,201           14,960,600
                                                           -----------          -----------
                                                            11,822,751           15,113,400
                                                           -----------          -----------
Cost of Sales:
  Direct job costs                                           7,380,087           10,018,263
  Cost of equipment sales                                      287,805               72,844
                                                           -----------          -----------
                                                             7,667,892           10,091,107
                                                           -----------          -----------

Gross Profit                                                 4,154,859            5,022,293
                                                           -----------          -----------

Operating Expenses:
  General and administrative expenses                        4,030,728            3,590,010
  Depreciation and amortization                                375,841              382,245
                                                           -----------          -----------
                                                             4,406,569            3,972,255
                                                           -----------          -----------

Income (Loss) from Operations                                 (251,710)           1,050,038

Other Income:
  Interest income                                               37,534               15,871
                                                           -----------          -----------

Income (Loss) before Provision  (Credit)
 for Income Taxes                                             (214,176)           1,065,909

Provision (Credit) for Income Taxes                            (40,000)             212,000
                                                           -----------          -----------

Net Income (Loss)                                             (174,176)             853,909

Preferred Stock Dividends including $844,521
 amortization of beneficial conversion feature.
 Total amount of $1,109,589 being amortized
 over 180 days                                                 924,062
                                                           -----------          -----------

Net Income (Loss) on Common Stock                          $(1,098,238)         $   853,909
                                                           ===========          ===========

Earnings (Loss) per Share:
  Primary earnings (loss) per share                        $     (0.11)         $      0.12
                                                           ===========          ===========

  Fully diluted earnings (loss) per share                  $     (0.11)         $      0.12
                                                           ===========          ===========

  Primary common shares outstanding                          9,602,370            7,006,780
                                                           ===========          ===========

  Fully diluted common shares outstanding                    9,602,370            7,006,780
                                                           ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended June 30,
                                                     1997            1996
                                                 -----------      ----------
Revenue:
  Sale of equipment                              $         -      $  152,800
  Contract income                                  3,557,787       7,478,755
                                                 -----------      -----------
                                                   3,557,787       7,631,555
                                                 -----------      ----------
Cost of Sales:
  Direct job costs                                 3,391,708       5,454,122
  Cost of equipment sales                                  -          72,844
                                                 -----------      ----------
                                                   3,391,708       5,526,966
                                                 -----------      ----------

Gross Profit                                         166,079       2,104,589
                                                 -----------      ----------

Operating Expenses:
  General and administrative expenses              1,863,074       1,937,227
  Depreciation and amortization                      219,782         171,084
                                                 -----------      ----------
                                                   2,082,856       2,108,311
                                                 -----------      ----------

(Loss) from Operations                            (1,916,777)         (3,722)

Other Income (Expense):
  Interest income (expense)                          (19,710)         13,046
                                                 -----------      ----------

Income (Loss) before Provision (Credit)
 for Income Taxes                                 (1,936,487)          9,324

Provision  (Credit) for Income Taxes                (340,000)          2,000
                                                 -----------      ----------

Net Income (Loss)                                 (1,596,487)          7,324

Preferred Stock Dividends including
 $554,795 amortization of beneficial
 conversion feature.  Total amount of
 $1,109,589 being amortized over 180 days            607,295
                                                 -----------      ----------

Net Income (Loss) on Common Stock                $(2,203,782)     $    7,324
                                                 ===========      ==========

Earnings (Loss) per Share:
  Primary earnings (loss) per share              $     (0.23)     $     0.00
                                                 ===========      ==========

  Fully diluted earnings (loss) per share        $     (0.23)     $     0.00
                                                 ===========      ==========

  Primary common shares outstanding                9,602,370       7,372,627
                                                 ===========      ==========

  Fully diluted common shares outstanding          9,602,370       7,372,627
                                                 ===========      ==========


The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      For the Six months Ended June 30,
                                                                         1997                   1996
                                                                      ------------         ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                   $  (174,176)         $   853,909
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Deferred Taxes                                                        (40,000)             237,608
    Depreciation and amortization                                         306,475              382,245
    Decrease (Increase) In:
      Accounts receivable                                               1,531,672           (1,161,808)
      Inventory                                                           265,392                    -
      Notes receivable                                                 (5,439,014)            (207,554)
      Costs and estimated earnings in excess of billings                 (134,788)            (917,408)
      Bonding deposits                                                     46,474              383,163
      Recoverable income taxes                                                                  19,275
      Prepaid expenses and other current assets                         1,034,977               84,216

    Increase (Decrease) In:
      Accounts payable and accrued expenses                              (149,014)          (2,108,564)
      Billings in excess of costs and estimated earnings                   82,787             (725,543)
                                                                      -----------          -----------
        Net cash  (used in)  operating activities                      (2,669,215)          (3,160,461)
                                                                      -----------          -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                            (36,552)            (538,523)
  Proceeds from disposal of property, plant and equipment                  17,707
  Acquisition of other assets                                            (267,179)
  Loans and advances to officers                                          (93,573)            (179,355)
                                                                      -----------          -----------
        Net cash (used in) investing activities                          (379,597)            (717,878)
                                                                      -----------          -----------
Cash Flows from Financing Activities:

  Long Term Debt borrowing                                                763,710
  Net proceeds from convertible preferred stock issuance                2,780,000
  Principal payments on long-term debt                                   (224,396)            (197,521)
  Issuance of common stock upon exercise of stock options                                    6,913,388
  Dividends on preferred stock                                            (79,541)
                                                                      -----------          -----------
        Net cash provided by financing activities                       3,239,773            6,715,867
                                                                      -----------          -----------

Increase in Cash and Cash Equivalents                                     190,961            2,837,528

Cash and Cash Equivalents, beginning of period                          1,001,254               83,286
                                                                      -----------          -----------

Cash and Cash Equivalents, end of period                              $ 1,192,215          $ 2,920,814
                                                                      ===========          ===========
Supplementary Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest expense                                                    $   122,994          $    24,833
                                                                      ===========          ===========
  Income taxes
                                                                      ===========          ===========

 Supplemental Disclosure of Noncash Investing and
  Financing Activities:
   Property, plant and equipment financing                                     --          $   163,605
                                                                      ===========          ===========
   Conversion of convertible promissory notes to
    common stock                                                                           $ 2,157,457
                                                                      ===========          ===========


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

2.   NOTES RECEIVABLE

     The Company entered into a sale agreement with a German company dated as of March 28, 1997 for the sale of certain power generating equipment (the "equipment") for a total purchase price of six million ($6,000,000) dollars. The $3.5 million sale, net of the $2.5 million to our joint venture partner, less our inventory carrying cost of approximately $.3 million generated a gross margin of $3.2 million. The payment terms of the sale agreement included an initial payment of $600,000 and four installment payments of $1,350,000 each plus interest at 5.6246 % payable on September 28 and December 28, 1997 and March 28 and June 28, 1998. The debt is collateralized by a security interest in the equipment. Prior to the sale, the equipment was owned jointly by the Company and its joint venture partner, UPE. The Company agreed to purchase UPE's ownership interest in the equipment for two million five hundred thousand ($2,500,000) dollars.

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

     On April 1, 1997 Continental Waste Conversion, Inc. ("CWC") commenced litigation against the Company and two of its subsidiaries, Global Waste & Energy, Inc., Delaware and Global Waste & Energy, Inc., Alberta, and the two principal officers of Global Alberta. CWC alleges that the agreements entered into whereby CWC granted to Global Delaware the exclusive world wide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology in exchange for a 10% interest in Global Delaware should be voided because amongst other claims CWC did not obtain proper approvals and the transaction was not consummated on an arms length basis. Their claim alleges the loss of revenues estimated at $30 million. Prior to the closing, the Company obtained the legal opinion of CWC's counsel that states "CWC has full power, without limitation in any way, to enter into the agreements, and all necessary corporate steps and proceedings have been taken so that the agreements are properly granted and executed and delivered as binding obligations of CWC". The Company believes this claim is without merit and intends to vigorously contest this claim.

4.   EARNINGS PER SHARE

     The Company is calculating earnings per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaling $1,109,589) and is amortizing the dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.

5.   SUBSEQUENT EVENTS

     On August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 2,675,000 three year Warrants (the "Three Year Warrants").

     The Convertible  Notes are  convertible  into Common Stock at the lesser of
     (i) $2.75 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants is subject to the issuance of a maximum of 1,997,130 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 1,997,130 shares, the holders of Convertible Notes and Three Year Warrants remaining outstanding if and when 1,997,130 shares have been issued will have the right to demand redemption of the Convertible Notes at 125% of the principal balance outstanding and to demand redemption of the Three Year Warrants at the pre-tax profit such holders would have realized had the Three Year Warrants been exercised at the time redemption is demanded. Further, the Company has the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes pay interest at 7% payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option.

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

Second Quarter of 1997 Compared with Second Quarter of 1996

The Company's total revenues decreased by approximately 53.4% from $7,632,000 for the quarter ended June 30, 1996 to $3,558,000 for the quarter ended June 30, 1997. Contract service income decreased during the quarter by 52.4% from $7,479,000 in 1996 to $3,558,000 in 1997. The decrease in contract service income and total revenues is attributable to three reasons. First, the Company is being more selective in bidding only jobs with an acceptable gross profit margin. During 1996, the Company took on a number of contracts with lower profit margins in order to penetrate certain strategic markets. While the Company is currently working on fewer contracts than it did last year, each of the current contracts has higher anticipated gross profit percentages than the contracts performed during the first half of 1996. Second, the Company had no revenue from any plant relocation projects in the current quarter versus approximately one million dollars in the comparable quarter last year. Third, the Company recorded a reserve of one million dollars reversing previously booked revenues as a result of disputes in connection with the Company's contract 96-026 (the "Davy" contract). Based on the best information available at the time the Company's first quarter report was filed, the Company anticipated that the Davy contract would break even. The Company had estimated total contract costs of $2.8 million. The contract value was $1.8 million and the Company had submitted $0.6 million in contract change orders and expected to submit an additional $0.4 million in change orders. Since that date, the Company has had a "falling out" with its joint venture partner who in trying to get another contract with the same customer did not submit the additional change orders. Since the change orders have not been approved by the customer, the Company has reversed this one million dollars in contract revenue in the current quarter. The Company is vigorously pursuing collection of these amounts from both the customer and its joint venture partner. The Company has liened the job site and expects to ultimately recover this money. Surplus equipment and scrap sales revenues decreased 100% from $153,000 in 1996 to none in 1997.

Direct job costs decreased by approximately 37.8% from $5,454,000 for the quarter ended June 30, 1996 to $3,392,000 for the same period in 1997. The primary elements of such decrease in job costs were job salaries and material and supplies. The decrease in job costs was attributable to the decrease in contract service revenues during the quarter. The reason why contract revenues decreased 52.4% and direct job costs decreased only 37.8% during the quarter is primarily attributable to the reversal of one million dollars in revenues on the Davy contract discussed above. Without this reversal the reduction in contract revenues would have been a more comparable 39.1%. Cost of equipment sales decreased from $73,000 in 1996 to $0 in 1997.

General and administrative expenses decreased 3.8% from $1,937,000 during the quarter ended June 30, 1996 to $1,863,000 during the same period in 1997. The decrease in general and administrative expense was attributable to an audit refund of $92,000 on workers compensation insurance.

In addition to its operating income and expenses, the Company reported net interest income/(expense) of ($20,000) for the quarter ended June 30, 1997 as compared to net interest income of $13,000 for the same period in 1996. The decrease in net interest income/expense was primarily attributable to $41,000 in interest expense for our Canadian subsidiary which commenced operations July of 1996.

As a result of the foregoing, the Company reported a loss before taxes of $1,936,000 and a net loss of $1,596,000 for the quarter ended June 30, 1997 as compared to income before taxes of $9,000 and net income of $7,000 for the same quarter in 1996. The net loss attributable to common stock was increased by the preferred stock dividends ($52,000) and an accounting "deemed dividend" ($555,000) arising from amortization of the beneficial conversion feature of the Company's Series B Preferred Stock. The Company is calculating earning per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaling $1,109,589) and is amortizing the dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996

Total revenues decreased by approximately 21.8% from $15,113,000 for the six months ended June 30, 1996 to $11,823,000 for the same period in 1997. Contract service income decreased during the period by 44.6% from $14,961,000 in 1996 to $8,294,000 in 1997. See the quarterly comparison for discussion of the factors contributing to the decrease.

Surplus equipment revenues increased 95.7% from $153,000 in 1996 to $3,529,000 in 1997. The increase in surplus equipment revenues was attributable to the sale of four generators to a German company in the first quarter for $3,500,000.

Direct job costs decreased by approximately 26.3% from $10,018,000 for the six months ended June 30, 1996 to $7,380,000 for the same period in 1997. See the quarterly comparison for a discussion of the factors contributing to the decrease in direct job costs.

Cost of equipment sales increased from $73,000 in 1996 to $288,000 in 1997. The increase in cost of equipment sales was attributable to the sale of four generators to a German company.

General and administrative expenses increased 11.0% from $3,590,000 during the six months ended June 30, 1996 to $4,031,000 during the same period in 1997. The increase was primarily attributable to the $249,000 in expenses recorded by the Company's 90% owned subsidiary, Global Waste & Energy Inc. and a $279,000 increase in professional fees.

The Company reported an increase in net interest income/(expense) from $16,000 for the six months ended June 30, 1996 to $38,000 for the same period in 1997. The increase was attributable to increased interest income due to $2.8 million in funds from the convertible preferred stock issuance during February 1997.

As a result of the foregoing, the Company reported a loss before taxes of $214,000 and a net loss after tax of $174,000 for the six months ended June 30, 1997 as compared to income before taxes of $1,066,000 and net income after taxes of $854,000 for the same period in 1996.

The net loss attributable to common stock was increased by $79,000 in preferred stock dividends and $845,000 amortization of the beneficial conversion feature.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At June 30, 1997, the Company had a backlog totaling approximately $44 million compared to a backlog of approximately $52 million at June 30, 1996. The largest component of the Company's backlog at June 30, 1997 was $15 million for the East Dam project.

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

The Company had working capital of $ 11,468,000, including cash and cash equivalents balances of $1,192,000 at June 30, 1997. This compares to working capital of $8,731,000 and a cash balance of $1,001,000 at December 31, 1996. The increase in working capital is primarily attributable to the $3 million sale of Series B Convertible Preferred Stock in February 1997.

Quarter-end receivables as a percentage of second quarter income was 89.8% (before the reversal of Davy contract revenue) in 1997 compared to 101.9% in the same period of 1996. Year-end receivables as a percentage of fourth quarter income increased substantially from 53.0% in 1994 to 103.5% in 1995 and 157% in 1996. This ratio was 82% at December 31, 1993. The ratio dropped to 53% at December 31, 1994 because the Company received a $4,184,000 payment on a major contract on December 23, 1994. If this payment had been received after year end, the ratio would have been a more comparable 98.4%.

Unbilled revenue as a percentage of quarterly contract income has increased from 0% at December 31, 1993, to 31% at December 31, 1994, to 56% at December 31, 1995, and to 44% at December 31, 1996 and 46% at June 30, 1997. Also, accounts payable have constantly decreased since 1994 whereas accounts receivable and unbilled revenues have increased substantially during this period. Prior to going public in April 1994, most of the Company's revenues were generated in the private sector. Many of these contracts had substantial initial mobilization payments and generated positive cash flow during the life of the contract. Since then the company has been successful, as a result of its growth strategy, in obtaining a number of government contracts at major Department of Energy and Department of Defense sites. This work was obtained as a direct result of opening three new regional offices. The experience with these contracts has been negative cash flows until we near contract completion. This is due to the requirement that we submit a schedule and a schedule of values at the beginning of the job and bill according to the percent complete of each item in the schedule of values - not the costs we have incurred. Our jobs of any size are at a risk of being front end cost loaded when there is little progress to report (i.e., we cannot bill until the structure is demolished). The Company is aware of this problem and is trying to remedy it by maximizing mobilization costs in the schedule of values, requiring subcontractors to bill on the same basis and aggressively negotiating better (less front end cost loaded) schedule of values.

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

Inventory of $917,000 at June 30, 1997 decreased from $1,182,000 at December 31, 1996. The decrease in inventory at June 30, 1997 was attributable to the Company's entering into a sale agreement with a German company dated as of March 28, 1997 for the sale of certain power generating equipment (the "equipment") for a total purchase price of six million ($6,000,000) dollars. The payment terms of the sale agreement required an initial payment of $600,000 and four installment payments of $1,350,000 each plus interest at 5.6246 % payable on September 28 and December 28, 1997 and March 28 and June 28, 1998. The debt is collateralized by a security interest in the equipment. Prior to the sale, the equipment was owned jointly by the Company and its joint venture partner, UPE. The Company agreed to purchase UPE's ownership interest in the equipment for two million five hundred thousand (US$2,500,000) dollars.

The Company's inventory consists of fifteen (15) generator sets with a total electrical capacity of 212,500 kilowatts per hour (KWH). The estimated market price of the Company's generator inventory is ten million dollars. Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Three (3) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items. It is the Company's intent to incorporate two (2) 15,000 KW generator sets (steam driven) in the Company's pending El Salvador waste to energy project. In future projects, the Company will try to use the balance of the 15,000 KW generator sets and the 12,500 KW and 33,000 KW sets.

At June 30, 1997, the Company's only long term debt was $380,000 in installment debt secured by job equipment.

During the quarter ended June 30, 1997, the Company made additional loans of $277,000 repayable upon demand with interest at 9.25% to its ninety percent owned subsidiary, Global Waste & Energy, Inc. ("Global Delaware"). In addition, IDM, through a wholly-owned subsidiary of Global Delaware ("Global Alberta") loaned $160,000 (Canadian) to Continental Waste Conversion, Inc. ("CWC") repayable in 18 consecutive installments commencing January 1, 1997 with interest at 7.5% per annum. As of the date of this report, CWC has made no payment and the loan is delinquent. On April 1, 1997 CWC commenced litigation against the Company and two of its subsidiaries, Global Delaware and Global Alberta, and the two principal officers of Global Alberta. CWC alleges that the agreements entered into whereby CWC granted to Global Delaware the exclusive world wide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology in exchange for a 10% interest in Global Delaware should be voided because amongst other claims CWC did not obtain proper approvals and the transaction was not consummated on an arms length basis. Their claim alleges the loss of revenues estimated at $30 million. Prior to the closing, the Company obtained the legal opinion of CWC's counsel that states "CWC has full power, without limitation in any way, to enter into the agreements, and all necessary corporate steps and proceedings have been taken so that the agreements are properly granted and executed and delivered as binding obligations of CWC". The Company believes this claim is without merit and intends to vigorously contest this claim.

Other than funding the Company's bonding and other job costs the Company does not anticipate any substantial demands on the liquidity or capital resources of the Company during the following twelve months.

Since 1994, the Company has consistently generated negative operating cash flows. The primary reason for this was due to the Company's policy of successfully bidding new work at lower than normal margins in order to penetrate strategic markets serviced by the Company's newly opened regional offices. Now that the Company is established in these markets, the Company has been bidding work at normal margins. Management of the Company believes, based on the current backlog of work and expected work to be awarded based on bids outstanding, that future operating cash flows will be positive.

As a result of the Company's negative operating cash flows, the Company has, from time to time, sought additional capital to support operations and growth. During the first half of 1997, the Company sold 300 shares of Series B
Convertible Preferred Stock for $3.0 million. The Series B Preferred Stock is convertible into Common Stock at a price based on the lesser of a predetermined percentage of the market price at closing or a predetermined discount to the market price of the Common Stock over the five trading-day period preceding conversion. The current conversion price of the Series B Preferred Stock is the lesser of $2.225 or 73% of the average closing price of the Common Stock over the five trading-day period preceding conversion. The Series B Preferred Stock pays a 7% dividend payable on conversion or at redemption in cash or Common Stock, at the Company's option. Conversions are subject to the Company's right to redeem at $12,200 per share any Series B Preferred Shares submitted for conversion at a price of $1.80 per share or less. In conjunction with the sale of the Series B Preferred Stock, the Company undertook to file a registration statement covering the resale by the holders of Common Stock issuable pursuant to the terms of the Series B Preferred Stock. Pursuant to the terms of such undertaking, the Company is obligated to pay to the holders two percent of the face amount of the preferred stock per month, payable in cash or in Common Stock, commencing approximately May 15, 1997 until the required registration statement becomes effective.

Subsequent to the end of the quarter, on August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 2,675,000 three year Warrants (the "Three Year Warrants"). The
Convertible Notes are convertible into Common Stock at the lesser of (i) $2.75 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants is subject to the issuance of a maximum of 1,997,130 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 1,997,130 shares, the holders of Convertible Notes and Three Year Warrants remaining outstanding if and when 1,997,130 shares have been issued will have the right to demand redemption of the Convertible Notes at 125% of the principal balance outstanding and to demand redemption of the Three Year Warrants at the pre-tax profit such holders would have realized had the Three Year Warrants been exercised at the time redemption is demanded. Further, the Company has the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes pay interest at 7% payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option.

Management believes that the Company's working capital following its August 1997 Convertible Note placement is sufficient to meet the Company's anticipated needs for at least the following twelve months, including the performance of all existing contracts of the Company. However, as the Company is presently pursuing bids on multiple large projects, the Company may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs if the volume and size of projects being performed by the Company increases substantially. While the Company is conducting ongoing discussions with various potential lenders with a view to establishing available bank lines of credit if and when needed to support future growth, the Company presently has no commitments from any bank or other lender to provide financing if such financing becomes necessary to support growth.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Not applicable.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities

     (a) On August 13, 1997, the Company sold $3,025,000 of 7% Convertible Notes and 2,675,000 Three Year Warrants.

     (b)  The securities were issued to sixteen accredited investors.

     (c)  The  aggregate   sales  price  of  such   securities  was  $3,025,000.
          Commissions totaling 10% were paid in connection with the placement.

     (d) The securities were offered pursuant to Regulation D. The offer was directed exclusively to a limited number of accredited investor without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof.

     (e) The Convertible Notes are convertible into Common Stock at the lesser of (i) $2.75 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants is subject to the issuance of a maximum of 1,997,130 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 1,997,130 shares, the holders of Convertible Notes and Three Year Warrants remaining outstanding if and when 1,997,130 shares have been issued will have the right to demand redemption of the Convertible Notes at 125% of the principal balance outstanding and to demand redemption of the Three Year Warrants at the pre-tax profit such holders would have realized had the Three Year Warrants been exercised at the time redemption is demanded. Further, the Company has the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes pay interest at 7% payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option.

Item 4. Submission of Matter to a Vote of Security Holders

     (a)  On  June  9,  1997,  an  annual   meeting  of   shareholders   of  IDM
          Environmental Corp. was held.

     (b) The following directors were elected (by the vote indicated) at such meeting:

               Frank Patti        7,201,386   For      142,496 Against

     (c) In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

          (i) Approval of amendment to Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 30,000,000 shares (6,552,449 For, 184,879 Against,
               7,850 Abstain)

          (ii)Approval of issuances of shares in excess of 1,915,000 in connection with Series B Convertible Preferred Stock (1,914,067 For, 202,104 Against, 3,850 Abstain)

Item 5. Other Information

     On July 11, 1997, Mori Aaron Schweitzer resigned as a director of the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.                     Description
          -----------     ------------------------------------------------------
             10.1         Form of Convertible Note due January 31, 1999
             10.2         Form of Three Year Warrant

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IDM ENVIRONMENTAL CORP.


Dated:   August 19, 1997                    By:  /s/ Joel Freedman
                                               ---------------------------------
                                               Joel Freedman, President


Dated:   August 19, 1997                    By:  /s/ Michael B. Killeen
                                               ---------------------------------
                                               Michael B. Killeen, Principal
                                               Financial and Accounting Officer