Form 10-Q/A
period 1996-03-31
IDM ENVIRONMENTAL CORP
filed 1997-10-02
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.


                           Commission File No. 0-23900


                             IDM ENVIRONMENTAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           New Jersey                                       22-2194790
-------------------------------                ---------------------------------
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



(Former name, former address and former fiscal year, if changed since last report.)

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

                 IDM ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                         Page
                                                                         Number
                                                                         ------

PART 1 - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets - March 31, 1996 and
          December 31, 1995.........................................       1

          Consolidated Statements of Operations - For the three
          months ended March 31, 1996 and March 31, 1995............       2

          Consolidated Statements of Cash Flows - For the three
          months ended March 31, 1996 and March 31, 1995............       3

          Notes to Consolidated Financial Statements................       4

     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations...................       5

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K......................       9

SIGNATURES..........................................................      10

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                              March 31,             December 31,
                                                                                1996                    1995
                                                                           ---------------         ---------------

Current Assets:
     Cash and cash equivalents                                                 $   104,041             $    83,286
     Accounts receivable, net of allowance for doubtful accounts
        of $200,000                                                              8,013,236               6,616,130
     Notes receivable - current                                                  1,528,479               1,596,559
     Inventory                                                                   1,482,517               1,482,517
     Costs and estimated earnings in excess of billings                          1,415,031               3,634,052
     Prepaid expenses                                                              471,761                 710,706
     Bonding deposits                                                              833,163                 883,163
     Deferred income taxes                                                       1,092,600                 652,600
     Recoverable income taxes                                                    1,095,167               1,114,442
     Due from officers                                                             670,580                 548,488
     Other current assets                                                           55,333                  55,238
                           Total current assets                                 16,761,908              17,377,181
                                                                           ---------------         ---------------
Notes receivable - long term                                                     1,596,559               1,596,559
Deferred issuance costs, net                                                       207,881                 506,586
Property, plant and equipment, net                                               2,859,112               2,547,406
                                                                           ---------------         ---------------
                                                                               $21,425,460             $22,027,732
                                                                           ===============         ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                         $   322,184             $   327,974
     Accounts payable and accrued expenses                                       7,377,656               5,836,510
     Billings in excess of costs and estimated earnings                          1,272,245                 919,575
     Income taxes payable                                                                -                       -
                                                                           ---------------         ---------------
                           Total current liabilities                             8,972,085               7,084,059
                                                                           ---------------         ---------------
Long-term debt                                                                   2,032,385               4,004,142
                                                                           ---------------         ---------------
Commitments and Contingencies
Stockholders' Equity:
     Common stock, authorized 20,000,000 shares $.001 par
        value, issued and outstanding 6,797,359 in 1996
        and 6,200,079 in 1995                                                        6,797                   6,200
     Additional paid-in capital                                                 15,376,585              13,693,895
     Retained earnings (deficit)                                               (4,962,392)             (2,760,564)
                                                                           ---------------         ---------------
                                                                                10,420,990              10,939,531
                                                                           ---------------         ---------------
                                                                               $21,425,460             $22,027,732
                                                                           ===============         ===============


    The accompanying notes are an integral part of these financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended March 31,
                                                      -----------------------------------------------
                                                            1996                           1995
                                                      -----------------               ---------------
Revenue:
     Sale of equipment                                $               -                  $    513,791
     Contract income                                          5,401,749                     5,433,198
     Sale of scrap                                               65,047                        62,240
     Miscellaneous                                                    -                             -
                                                      -----------------               ---------------
                                                              5,466,796                     6,009,229
                                                      -----------------               ---------------
Cost of Sales:
     Cost of equipment sales                                          -                       220,287
     Direct job costs                                         6,247,505                     5,542,172
                                                      -----------------               ---------------
                                                              6,247,505                     5,762,459
                                                      -----------------               ---------------
Gross Profit (loss)                                           (780,709)                       246,770
                                                      -----------------               ---------------
Operating Expenses:
     General and administrative expenses                      1,652,783                     1,903,651
     Depreciation and amortization                              211,161                        96,627
                                                      -----------------               ---------------
                                                              1,863,944                     2,000,278
                                                      -----------------               ---------------
Income (loss) from operations                               (2,644,653)                   (1,753,508)
Other income (expense):
     Interest income (expense)                                    2,825                        96,946
                                                      -----------------               ---------------
Income (loss) before provision (credit)
 for income taxes                                           (2,641,828)                   (1,656,562)
Provision (credit) for income taxes                           (440,000)                     (660,000)
                                                      -----------------               ---------------
Net income (loss)                                          $(2,201,828)                    $(996,562)
                                                      =================               ===============
Earnings (loss) per share:
     Primary earnings (loss) per share                 $         (0.33)               $        (0.14)
     Fully diluted earnings (loss) per share           $         (0.33)               $        (0.14)
                                                      =================               ===============
     Primary common shares outstanding                        6,640,934                     6,979,430
     Fully diluted common shares outstanding                  6,640,934                     6,979,430
                                                      =================               ===============


   The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Three Months Ended March 31,
                                                                             ------------------------------------------
                                                                                  1996                       1995
                                                                             --------------            ----------------
Cash flows from operating activities:
     Net income (loss)                                                         $ (2,201,828)               $   (996,562)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Deferred taxes                                                            (440,000)                          -
         Depreciation and amortization                                              211,161                      96,627
         Decrease (increase) in:
           Accounts receivable                                                   (1,397,106)                 (2,967,115)
           Inventory                                                                      -                        (347)
           Notes receivable                                                          68,080                           -
           Costs and estimated earnings in excess of billings                     2,219,021                   1,298,053
           Prepaid expenses and other current assets                                238,945                     161,158
           Bonding deposits                                                          50,000                     215,304
           Recoverable income taxes                                                  19,275                   (155,963)
           Due from officers                                                       (122,092)                         -
           Other current assets                                                         (95)                         -
         Increase (decrease) in:
           Accounts payable and accrued expenses                                  1,570,046                 (1,877,132)
           Billings in excess of costs and estimated earnings                       352,670                    239,680
           Income taxes payable                                                           -                   (477,600)
                                                                             --------------            ---------------
              Net cash (used in) operating activities                               568,077                 (4,463,897)
                                                                             --------------            ----------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                  (476,101)                  (299,886)
     Increase (decrease) of officers loans                                                -                    (50,872)
                                                                             --------------            ---------------
       Net cash (used in) investing activities                                     (476,101)                  (350,758)
                                                                             --------------            ----------------
Cash flows from financing activities:
     Principal payments and current maturities of long-term debt                    (85,880)                   (39,806)
     Issuance of common stock upon exercise of stock options                         14,659                          -
                                                                             --------------            ---------------
       Net cash provided by financing activities                                    (71,221)                   (39,806)
                                                                             --------------            ----------------
Increase (decrease) in cash and cash equivalents                                     20,755                 (4,854,461)
Cash and cash equivalents, beginning of period                                       83,286                  5,068,325
                                                                             --------------            ----------------
Cash and cash equivalents, end of year                                          $   104,041               $    213,864
                                                                             ==============            ================
Supplementary  disclosures of cash flow  information:
 Cash paid during the year for:
     Interest expense                                                           $     8,909               $       3,239
                                                                             ==============            ================
     Income taxes                                                                         -                           -
Supplemental disclosure of noncash investing and financing
     activities:
       Property, plant and equipment financing                                            -                $     15,456
                                                                             ==============            ================
       Conversion of convertible promissory notes to common
         stock                                                                   $1,668,628                           -
                                                                             ==============            ================


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

3. The consolidated financial statements have been prepared on the basis of the percentage of completion method of accounting. Under this method contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date to the most recent estimate of total costs which will have been incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Actual results can differ from the estimates especially on government contracts because of the uncertainties inherent in the estimation process as it relates to long term contracts. Losses anticipated on government contracts and commercial contracts, excluding period costs, should be charged to operations as soon as they are evident. Starting in the first quarter of 1996 the Company recognized revenues equivalent to its costs incurred on two government contracts in Los Alamos, New Mexico and Oak Ridge, Tennessee, based on unapproved change orders. In the case of the Los Alamos contract with the Los Alamos National Laboratory, the Company submitted 28 individual change orders (of which 7 were subsequently approved). A final comprehensive change order in the amount of $2,798,000 was submitted in November of 1996. Lab personnel informally rejected our request and the Company reversed all revenues based on the unapproved change orders in the fourth quarter of 1996. The Company is aggressively pursuing its claims. Future revenues will be recognized when these claims are finally settled. The Company also experienced significant cost overruns on several contracts which were originally recognized in the third and fourth quarters based on a change in an accounting estimate principal. Based on the Company's discussions with the SEC accounting staff, the Company has agreed to restate its quarterly financial statements for the year "because recognizing change orders as revenues was tantamount to recognizing gain contingencies which is expressly prohibited by SFAS 5"; and, "because the cost overruns should have been foreseeable and accrued in prior quarters.". The amount for the year has not changed, just the allocation to each quarter. The disclosure requirements of the APB opinion number 20 of earnings (loss) per share, net income (loss), and income tax (credit) are as follows:


                                                                           1996
                            ----------------------------------------------------------------------------------------------
                                 First               Second               Third              Fourth
                                Quarter             Quarter              Quarter             Quarter               Year
                            ----------------    ----------------    -----------------   -----------------   --------------
Income (loss) before
 provision (credit)
for income taxes               1,056,585               9,324          (4,370,625)         (7,693,128)         (10,997,844)
Change                        (3,698,413)         (1,539,857)          1,461,925           3,776,345                    -
                              ----------          ----------          ----------          ----------          -----------
Amount restated               (2,641,828)         (1,530,533)         (2,908,700)         (3,916,783)         (10,997,844)

Provision (credit)
 for income taxes                210,000               2,000            (772,000)         (1,290,000)          (1,850,000)
Change                          (650,000)           (262,000)            282,000             630,000                    -
                              ----------          ----------          ----------          ----------          -----------
Amount restated                 (440,000)           (260,000)           (490,000)           (660,000)          (1,850,000)

Net income (loss)                846,585               7,324          (3,598,625)         (6,403,128)          (9,147,844)
Change                        (3,048,413)         (1,277,857)          1,179,925           3,146,345                    -
                              ----------          ----------          ----------          ----------          -----------
Amount restated               (2,201,828)         (1,270,533)         (2,418,700)         (3,256,783)          (9,147,844)

Earnings (loss)
 per share                          0.13                   -               (0.41)              (0.85)               (1.13)
Change                             (0.46)              (0.17)               0.14                0.49                    -
                              ----------          ----------          ----------          ----------          -----------
Amount restated                    (0.33)              (0.17)              (0.27)              (0.36)               (1.13)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Results of Operations

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements as a result of the risk factors set forth in this report.

First Quarter of 1996 Compared with First Quarter of 1995

The Company's total revenues decreased approximately 9% from $6,009,000 for the quarter ended March 31, 1995 to $5,467,000 for the quarter ended March 31, 1996. Contract service income decreased during the quarter by 0.6% from $5,433,000 in 1995 to $5,402,000 in 1996. The decrease in total revenues is attributable to the decrease in surplus equipment sales. Surplus equipment and scrap sales revenues decreased by 88.7% from $576,000 in 1995 to $65,000 in 1996. The decrease in surplus equipment and scrap sales revenues was attributable to the sale in a single transaction of $4,000,000 worth of surplus equipment to UPE in the third quarter of 1995.

Direct job costs increased by approximately 12.7% from $5,542,000 for the quarter ended March 31, 1995 to $6,248,000 for the same period in 1996. The primary elements of such increase in job costs were job salaries and material and supplies. The increase is due to two factors. The first, representing a decrease in job costs was attributable to the fact that the first quarter of 1995 included an adjustment for $1.3 million in additional shipping costs for the FFC Jordan Fertilizer Company contract. The second factor was the accrual of $2,813,000 in cost over runs on two government contracts in Oakridge, Tennessee and Los Alamos, New Mexico. Cost of equipment sales decreased from $220,000 in 1995 to $0 in 1996. The decrease in cost of equipment sales was attributable to the UPE sale mentioned previously.

While total revenues decreased by 9% for the quarter, general and administrative expenses decreased 13.2% from $1,904,000 during the quarter ended March 31, 1995 to $1,653,000 during the same period in 1996. The decrease in general and administrative expenses was primarily attributable to two refunds of insurance premiums totaling $90,000 as a result of audits on prior years premiums. Also, advertising and travel and entertainment expenses were $19,000 and $72,000 less then for the same period in the prior year.

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

As a result of the foregoing, the Company reported a loss before taxes of $2,462,000 and net loss of $2,202,000 for the quarter ended March 31, 1996 as compared to a loss before taxes of $1,656,000 and a net loss of $997,000 for the same quarter in 1995.

Material Changes in Financial Condition, Liquidity and Capital Resources

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

The Company had working capital of $7,790,000 including cash and cash equivalents balances of $104,000 at March 31, 1996. This compares to working capital of $10,293,000 and a cash balance of $83,000 at December 31, 1995. The decrease in working capital is attributable to the loss for the quarter.

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

The Company has available at December 31, 1995 approximately $2,350,000 in operating loss carry forwards that may be applied against future taxable income. They expire in the year 2010. Based on the reported loss to date it will take approximately $3.2 million dollars in future taxable income to recover the reported deferred tax asset.

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


                                       IDM ENVIRONMENTAL CORP.


Dated:  September 30, 1997             By:  /s/ Joel Freedman
                                          --------------------------------------
                                          Joel Freedman, President


Dated:  September 30, 1997             By:  /s/ Michael B. Killeen
                                          --------------------------------------
                                          Michael B. Killeen, Principal
                                          Financial and Accounting Officer