Form 10-Q/A
period 1996-06-30
IDM ENVIRONMENTAL CORP
filed 1997-10-02
CIK 909792

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


--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----

     As of August 12, 1996, 8,968,067 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                      INDEX



                                                                           Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets - June 30, 1996 and
          December 31, 1995................................................  3

          Consolidated Statements of Operations - For the six months ended June 30, 1996 and June 30, 1995............................  4

          Consolidated Statements of Operations - For the three months ended June 30, 1996 and June 30, 1995............................  5

          Consolidated Statements of Cash Flows - For the six months ended June 30, 1996 and June 30, 1995............................  6

          Notes to Consolidated Financial Statements.......................  7

     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations..........................  9

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.............................. 12

SIGNATURES................................................................. 13

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                             June 30,      December 31,
                                              1996             1995
                                           -----------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents                $ 2,920,814      $    83,286
  Accounts receivable, net of
   allowance for doubtful
   accounts of $200,000                      7,777,938        6,616,130
  Notes receivable - current                 1,804,113        1,596,559
  Inventory                                  1,482,517        1,482,517
  Costs and estimated earnings
   in excess of billings                       669,851        3,634,052
  Prepaid expenses                             628,812          710,706
  Bonding deposits                             500,000          883,163
  Deferred income taxes                      1,326,992          652,600
  Recoverable income taxes                   1,095,167        1,114,442
  Due from officers                             57,263          548,488
  Other current assets                          52,916           55,238
                                           -----------     ------------
     Total Current Assets                   18,316,383       17,377,181
                                           -----------     ------------

Notes Receivable - long term                 1,596,559        1,596,559
Deferred Issuance Costs, net                    49,237          506,586
Property, Plant and Equipment, net           2,943,696        2,547,406
                                           -----------      -----------
                                           $22,905,875      $22,027,732
                                           ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt        $   354,905      $   327,974
  Accounts payable and accrued expenses      5,017,295        5,836,510
  Billings in excess of costs and
   estimated earnings                          194,032          919,575
                                           -----------      -----------
     Total Current Liabilities               5,566,232        7,084,059
                                           -----------      -----------
Long-Term Debt                                 801,628        4,004,142
                                           -----------      -----------
Commitments and Contingencies

Stockholders' Equity:
  Common stock, authorized 20,000,000
   shares $.001 par value, issued
   and outstanding 8,660,317 in 1996
   and 5,783,334 in 1995                         8,660            6,200
  Additional paid-in capital                22,762,280       13,693,895
  Retained earnings (deficit)               (6,232,925)      (2,760,564)
                                           -----------      -----------
                                            16,538,015       10,939,531
                                           -----------      -----------
                                           $22,905,875      $22,027,732
                                           ===========      ===========


   The accompanying notes are an integral part of theses financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Six Months Ended June 30,
                                              -----------------------------
                                                 1996               1995
                                              -----------       -----------
Revenue:
  Sale of equipment                           $   152,800       $   979,548
  Contract income                              10,750,245        17,435,204
  Sale of scrap                                   328,746           170,185
                                              -----------       -----------
                                               11,231,791        18,584,937
                                              -----------       -----------
Cost of Sales:
  Cost of equipment sales                          72,844           388,054
  Direct job costs                             11,374,924        15,648,259
                                              -----------       -----------
                                               11,447,768        16,036,313
                                              -----------       -----------

Gross Profit (loss)                              (215,977)        2,548,624
                                              -----------       -----------
Operating Expenses:
  General and administrative expenses           3,590,010         3,736,485
  Depreciation and amortization                   382,245           225,924
                                              -----------       -----------
                                                3,972,255         3,962,409
                                              -----------       -----------

Income (Loss) from Operations                  (4,188,232)       (1,413,785)

Other Income (Expense):
  Interest income(expense)                         15,871           178,249
                                              -----------       -----------
Income (Loss) before Provision
 (Credit) for Income Taxes                     (4,172,361)       (1,235,536)

Provision (Credit) for Income Taxes              (700,000)         (490,000)
                                              -----------       -----------

Net Income (Loss)                             $(3,472,361)      $  (745,536)
                                              ===========       ===========
Earnings (Loss) per Share:
  Primary earnings (loss) per share           $     (0.50)      $     (0.13)
                                              ===========       ===========

  Fully diluted earnings (loss) per share     $     (0.50)      $     (0.13)
                                              ===========       ===========

  Primary common shares outstanding             7,006,780         5,783,334
                                              ===========       ===========

  Fully diluted common shares outstanding       7,006,780         5,783,334
                                              ===========       ===========


   The accompanying notes are an integral part of theses financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            Three Months Ended June 30,
                                            ---------------------------
                                                1996            1995
                                            -----------      ----------
Revenue:
  Sale of equipment                         $   152,800     $   465,757
  Contract income                             5,348,496      12,002,006
  Sale of scrap                                 263,699         107,945
                                            -----------     -----------
                                              5,764,995      12,575,708
                                            -----------     -----------
Cost of Sales:
  Cost of equipment sales                        72,844         167,767
  Direct job costs                            5,127,419      10,106,087
                                            -----------     -----------
                                              5,200,263      10,273,854
                                            -----------     -----------

Gross Profit                                    564,732       2,301,854
                                            -----------     -----------
Operating Expenses:
  General and administrative expenses         1,937,227       1,832,834
  Depreciation and amortization                 171,084         129,297
                                            -----------     -----------
                                              2,108,311       1,962,131
                                            -----------     -----------

Income (Loss) from Operations                (1,543,579)        339,723

Other Income (Expense):
  Interest income(expense)                       13,046          81,303
                                            -----------     -----------

Income (Loss) before Provision (Credit)
 for Income Taxes                            (1,530,533)        421,026

Provision (Credit) for Income Taxes            (260,000)        170,000
                                            -----------     -----------

Net Income (Loss)                            (1,270,533)    $   251,026
                                            ===========     ===========

Earnings (Loss) per Share:
  Primary earnings (loss) per share         $     (0.17)    $      0.04
                                            ===========     ===========

  Fully diluted earnings (loss) per share   $     (0.17)    $      0.04
                                            ===========     ===========

  Primary common shares outstanding           7,372,627       5,783,334
                                            ===========     ===========

  Fully diluted common shares outstanding     7,372,627       5,783,334
                                            ===========     ===========


   The accompanying notes are an integral part of theses financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                   1996                 1995
                                               ------------         ------------
Cash Flows from Operating Activities:
  Net income (loss)                            $(3,472,361)         $  (745,536)
  Adjustments  to reconcile  net income
   (loss) to net cash (used in)  operating
   activities:
      Deferred Taxes                              (674,392)                   -
      Depreciation and amortization                382,245              225,924

      Decrease (Increase) In:
        Accounts receivable                     (1,161,808)             402,971
        Inventory                                        -              318,590
        Notes receivable                          (207,554)                   -
        Costs and estimated earnings in
         excess of billings                      2,964,201           (2,691,985)
        Prepaid expenses and other
         current assets                             81,894             (233,358)
        Bonding deposits                           383,163              529,682
        Recoverable income taxes                    19,275               14,037
        Due from officers                         (179,355)                   -
        Other current assets                         2,322                    -

      Increase (Decrease) In:
        Accounts payable and accrued
          expenses                                (751,903)          (1,643,561)
        Billings in excess of costs and
         estimated earnings                       (725,543)             611,572
        Income taxes payable                             -             (477,600)
                                               -----------          -----------
          Net cash (used in) operating
           activities                           (3,339,816)          (3,689,264)
                                               -----------          -----------
Cash Flows from Investing Activities:
  Acquisition of property, plant
   and equipment                                  (538,523)            (474,361)
  Increase (decrease) of officers loans                  -             (129,048)
                                               -----------          -----------
      Net cash (used in) investing
       activities                                 (538,523)            (603,409)
                                               -----------          -----------
Cash Flows from Financing Activities:
  Principal payments and current
   maturities of long-term debt                   (197,521)             (85,826)
  Issuance of common stock upon exercise
   of stock options and warrants                 6,913,388                    -
                                               -----------          -----------
      Net cash provided by (used in)
       financing activities                      6,715,867              (85,826)
                                               -----------          -----------
Increase (Decrease) in Cash and Cash
 Equivalents                                     2,837,528           (4,378,499)
Cash and Cash Equivalents, beginning
 of period                                          83,286            5,068,325
                                               -----------          -----------
Cash and Cash Equivalents, end of year         $ 2,920,814          $   689,826
                                               ===========          ===========
Supplementary Disclosures of Cash
 Flow Information:
Cash paid during the year for:
  Interest expense                             $    24,833          $    11,676
                                               ===========          ===========
Supplemental Disclosure of Noncash
 Investing and Financing Activities:
  Property, plant and equipment financing      $   163,605          $    16,421
                                               ===========          ===========
  Conversion of convertible promissory
   notes to common stock                       $ 2,157,457                    -
                                               ===========          ===========

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

4. On July 19, 1996, IDM, through a newly formed 90% owned subsidiary, Continental Waste Conversion International, Inc. ("International"), entered into an agreement with Continental Waste Conversion, Inc. ("CWC") pursuant to which International acquired, in exchange for a 10% interest in International, the exclusive worldwide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology that converts municipal solid waste, including tires and plastics, into electrical energy. IDM has committed to loan up to $1,350,000 over a four month period to International to carry on its waste-to-energy business. At closing, IDM made an initial loan of $600,000 to International repayable upon demand with interest at 9.25%. In addition, IDM, through a wholly-owned subsidiary of International loaned $160,000 (Canadian) to CWC repayable in 18 consecutive installments commencing January 1, 1997 with interst at 7.5% per annum.

5.

     The consolidated financial statements have been prepared on the basis of the percentage of completion method of accounting. Under this method contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date to the most recent estimate of total costs which will have been incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Actual results can differ from the estimates especially on government contracts because of the uncertainties inherent in the estimation process as it relates to long term contracts. Losses anticipated on government contracts and commercial contracts, excluding period costs, should be charged to operations as soon as they are evident. Starting in the first quarter of 1996 the Company recognized revenues equivalent to its costs incurred on two government contracts in Los Alamos, New Mexico and Oak Ridge, Tennessee, based on unapproved change orders. In the case of the Los Alamos contract with the Los Alamos National Laboratory, the Company submitted 28 individual change orders (of which 7 were subsequently approved). A final comprehensive change order in the amount of $2,798,000 was submitted in November of 1996. Lab personnel informally rejected our request and the Company reversed all revenues based on the unapproved change orders in the fourth quarter of 1996. The Company is aggressively pursuing its claims. Future revenues will be recognized when these claims are finally settled. The Company also experienced significant cost overruns on several contracts which were originally recognized in the third and fourth quarters based on a change in an accounting estimate principal. Based on the Company's discussions with the SEC accounting staff, the Company has agreed to restate its quarterly financial statements for the year "because recognizing change orders as revenues was tantamount to recognizing gain contingencies which is expressly prohibited by SFAS 5"; and, "because the cost overruns should have been foreseeable and accrued in prior quarters." The amount for the year has not changed, just the allocation to each quarter. The disclosure requirements of the APB opinion number 20 of earnings (loss) per share, net income (loss), and income tax (credit) are as follows:

                                                                   1996
                                   ------------------------------------------------------------------------
                                      First         Second         Third          Fourth
                                     Quarter        Quarter       Quarter        Quarter           Year
                                   -----------    -----------    ----------     -----------    ------------
Income (Loss) before Provision
 (Credit) for Income Taxes          1,056,585          9,324     (4,370,625)    (7,693,128)    (10,997,844)
Change                             (3,698,413)    (1,539,857)     1,461,925      3,776,345               -
                                   ----------     ----------     ----------     ----------     -----------
Amount Restated                    (2,641,828)    (1,530,533)    (2,908,700)    (3,916,783)    (10,997,844)

Provision (Credit) for Income
 Taxes                                210,000          2,000       (772,000)    (1,290,000)     (1,850,000)
Change                               (650,000)      (262,000)       282,000        630,000               -
                                   ----------     ----------     ----------     ----------     -----------
Amount Restated                      (440,000)      (260,000)      (490,000)      (660,000)     (1,850,000)

Net Income (Loss)                     846,585          7,324     (3,598,625)    (6,403,128)     (9,147,844)
Change                             (3,048,413)    (1,277,857)     1,179,925      3,146,345               -
                                   ----------     ----------     ----------     ----------     -----------
Amount Restated                    (2,201,828)    (1,270,533)    (2,418,700)    (3,256,783)     (9,147,844)

Earning (Loss) Per Share                 0.13              -          (0.41)         (0.85)          (1.13)
Change                                  (0.46)         (0.17)          0.14           0.49               -
                                   ----------     ----------     ----------     ----------     -----------
Amount Restated                         (0.33)         (0.17)         (0.27)         (0.36)          (1.13)


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

Second Quarter of 1996 Compared with Second Quarter of 1995


The Company's total revenues decreased by approximately 54.2% from $12,576,000 for the quarter ended June 30, 1995 to $5,765,000 for the quarter ended June 30, 1996. Contract service income decreased during the quarter by 55.5% from $12,002,000 in 1995 to $5,675,000 in 1996. The decrease in contract service income and total revenues is attributable to the completion of the Company's services during the quarter in connection with the FFC-Jordan Fertilizer Project. The relative work load in connection with the commencement of the FFC-Jordan Fertilizer Project during the second quarter of 1995 and the subsequent completion of such project during the second quarter of 1996 resulted in substantially higher revenues being reported during the early phase of the project. The Surplus equipment and scrap sales revenues decreased by 27.6% from $574,000 in 1995 to $416,000 in 1996. The decrease in surplus equipment and scrap sales revenues was attributable to varying product mix and lower volume in 1996.

Direct job costs decreased by approximately 49.3% from $10,106,000 for the quarter ended June 30, 1995 to $5,127,000 for the same period in 1996. The primary elements of such decrease in job costs were job salaries and material and supplies. The decrease in job costs was attributable to the decrease in contract service revenues during the quarter. Cost of equipment sales decreased from $168,000 in 1995 to $73,000 in 1996. The decrease in cost of equipment sales was attributable to varying product mix and lower volume in 1996.

While total revenues decreased by 54.2% for the quarter, general and administrative expenses increased from $1,833,000 during the quarter ended June 30, 1995 to $1,937,000 during the same period in 1995. The increase in general and administrative expense was primarily attributable to an increase in salaries due to hiring additional personnel.


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


As a result of the foregoing, the Company reported a loss before taxes of $1,531,000 and net loss of $1,271,000 for the quarter ended June 30, 1996 as compared to a income before taxes of $421,000 and net income of $251,000 for the same quarter in 1995.


Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995


Total revenues decreased by approximately 59.6% from $18,585,000 for the six months ended June 30, 1995 to $11,232,000 for the same period in 1996. Contract service income decreased during the period by 58.4% from $17,435,000 in 1995 to $10,750,000 in 1996. Surplus equipment and scrap sales revenues decreased 58.1% from $1,150,000 in 1995 to $482,000 in 1996. See the quarterly comparison for discussion of the factors contributing to the decrease in revenues.


Direct job costs decreased by approximately 27.3% from $15,648,000 for the six months ended June 30, 1995 to $11,375,000 for the same period in 1996. See the quarterly comparison for a discussion of the factors contributing to the decrease in direct job costs.

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


As a result of the foregoing, the Company reported loss before taxes of $4,172,000 and net loss after tax of $3,472,000 for the six months ended June 30, 1996 as compared to a loss before taxes of $1,236,000 and a net loss after taxes of $746,000 for the same period in 1995.


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


The Company had working capital of $12,750,000, including cash and cash equivalents balances of $2,921,000 at June 30, 1996. This compares to working capital of $10,293,000 and a cash balance of $83,000 at December 31, 1995. The increase in working capital and cash is attributable to the exercise of warrants and options totaling $6,913,000 during the period less the $3,472,000 loss for the six months.


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

The Company has available at December 31, 1995 approximately $2,350,000 in operating loss carry-forwards that may be applied against future taxable income. They expire in the year 2010. Based on the reported loss to date it will take approximately $3.9 million dollars in future taxable income to recover the reported deferred tax asset.

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

On July 19, 1996, IDM, through a newly formed 90% owned subsidiary, Continental Waste Conversion International, Inc. ("International"), entered into an agreement with Continental Waste Conversion, Inc. ("CWC") pursuant to which International acquired, in exchange for a 10% interest in International, the exclusive worldwide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology that converts municipal solid waste, including tires and plastics, into electrical energy. IDM has committed to loan up to $1,350,000 over a four month period to International to carry on its waste-to-energy business. At closing, IDM made an initial loan of $600,000 to International repayable upon demand with interest at 9.25%. In addition, IDM, through a wholly-owned subsidiary of International loaned $160,000 (Canadian) to CWC repayable in 18 consecutive installments commencing January 1, 1997 with interst at 7.5% per annum.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

         *10.1 License  Agreement  dated June 30,  1996 with Life  International
               Products, Inc.

         *10.2 Agreement dated July 19, 1996 with Continental  Waste Conversion,
               Inc.

         *10.3 License  Agreement dated July 18, 1996 between  Continental Waste
               Conversion, Inc. and Continental Waste Conversion International, Inc.

         *10.4 Promissory note in the amount of $160,000  (Canadian)  dated July
               22, 1996 from Continental Waste Conversion, Inc. to Continental Waste Conversion International, Inc.

         *10.5 Pledge  and  Security  Agreement  dated  July  19,  1996  between
               Continental   Waste   Conversion,   Inc.  and  Continental  Waste
               Conversion International, Inc.

     (b)  Reports on Form 8-K

          Form 8-K dated April 1, 1996 - Item 5 Reporting Adoption of a Shareholder's Rights Plan.

------------------------
*    Previously filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         IDM ENVIRONMENTAL CORP.


Dated: September 30, 1997                By:  /s/  Joel Freedman
                                         ---------------------------------------
                                             Joel Freedman, President


Dated: September 30, 1997                By:  /s/  Michael B. Killeen
                                         ---------------------------------------
                                              Michael B. Killeen, Principal
                                              Financial and Accounting Officer