Form 10-Q/A
period 1996-09-30
IDM ENVIRONMENTAL CORP
filed 1997-10-02
CIK 909792

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

         Consolidated  Statements  of Cash  Flows - For the  nine
         months  ended September 30, 1996 and September 30, 1995..........4

         Notes to Consolidated Financial Statements.......................5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............7

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...........................11

SIGNATURES...............................................................12

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                               September 30,    December 31,
                                                   1996             1995
                                               -------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                     $ 2,972,899     $    83,286
  Accounts receivable, net of allowance
   for doubtful accounts of $200,000              5,273,664       6,616,130
  Notes receivable - current                      1,876,428       1,596,559
  Inventory                                       1,482,517       1,482,517
  Costs and estimated earnings in excess
   of billings                                      465,360       3,634,052
  Prepaid expenses                                  607,362         710,706
  Bonding deposits                                        -         883,163
  Deferred income taxes                           1,816,992         652,600
  Recoverable income taxes                          154,983       1,114,442
  Due from officers                                 139,190         548,488
  Other current assets                               70,980          55,238
                                                 ----------      ----------
     Total Current Assets                        14,860,375      17,377,181
                                                 ----------      ----------
Notes Receivable - long term                      1,596,559       1,596,559
Deferred Issuance Costs, net                         40,415         506,586
Property, Plant and Equipment, net                2,923,774       2,547,406
Other Assets                                      1,768,160               -
                                                 ----------      ----------
                                                $21,189,283     $22,027,732
                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt             $   368,155     $   327,974
  Accounts payable and accrued expenses           4,034,484       5,836,510
  Billings in excess of costs and
   estimated earnings                               154,517         919,575
                                                -----------     -----------
     Total Current Liabilities                    4,557,156       7,084,059
                                                -----------     -----------
Long-Term Debt                                      712,901       4,004,142
                                                -----------     -----------
Commitments and Contingencies
Stockholders' Equity:
  Common stock, authorized 20,000,000
   shares $.001 par value, issued and
   outstanding 9,229,167 in 1996 and
   5,783,334 in 1995                                  9,229           6,200
  Additional paid-in capital                     24,561,622      13,693,895
  Retained earnings (deficit)                    (8,651,625)     (2,760,564)
                                                 ----------      ----------
                                                 15,919,226      10,939,531
                                                 ----------      ----------
                                                $21,189,283     $22,027,732
                                                ===========     ===========


The accompanying notes are an integral part of these financial statements

                     IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Nine Months Ended September 30,
                                                  1996            1995
                                              ------------    -------------
Revenue:
  Sale of equipment                           $   196,805      $ 5,089,903
  Contract income                              15,055,754       27,725,016
                                               ----------       ----------
                                               15,252,559       32,814,919
                                               ----------       ----------
Cost of Sales:
  Cost of equipment sales                          81,933        3,063,176
  Direct job costs                             15,768,793       25,043,163
                                               ----------       ----------
                                               15,850,726       28,106,339
                                               ----------       ----------

Gross Profit (loss)                              (598,167)       4,708,580
                                               ----------       ----------

Operating Expenses:
  General and administrative expenses           5,945,932        5,746,753
  Depreciation and amortization                   560,057          391,876
                                               ----------       ----------
                                                6,505,989        6,138,629
                                               ----------       ----------

Loss from Operations                           (7,104,156)      (1,430,049)

Other Income (Expense):
  Interest income(expense)                         23,095          223,493
                                               ----------       ----------

Loss before Credit for Income Taxes            (7,081,061)      (1,206,556)

Credit for Income Taxes                        (1,190,000)        (480,000)
                                               ----------       ----------

Net Loss                                      $(5,891,061)     $  (726,556)
                                               ==========       ==========

Loss per Share:
  Primary loss per share                           ($0.77)          ($0.13)
                                               ==========       ==========

  Fully diluted loss per share                     ($0.77)          ($0.13)
                                               ==========       ==========

  Primary common shares outstanding             7,635,416        5,779,310
                                               ==========       ==========

  Fully diluted common shares outstanding       7,635,416        5,779,310
                                               ==========       ==========


The accompanying notes are an integral part of these financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months Ended September 30,
                                                   1996              1995
                                              --------------    --------------
Revenue:
  Sale of equipment                            $   44,005        $ 4,110,355
  Contract income                               3,976,763         10,119,627
                                                ---------         ----------
                                                4,020,768         14,229,982
                                                ---------         ----------
Cost of Sales:
  Cost of equipment sales                           9,089          2,675,122
  Direct job costs                              4,393,869          9,394,904
                                                ---------         ----------
                                                4,402,958         12,070,026
                                                ---------         ----------

Gross Profit (Loss)                              (382,190)         2,159,956
                                                ---------         ----------

Operating Expenses:
  General and administrative expenses           2,355,922          2,010,268
  Depreciation and amortization                   177,812            165,952
                                                ---------         ----------
                                                2,533,734          2,176,220
                                                ---------         ----------

Loss from Operations                           (2,915,924)           (16,264)

Other Income (Expense):
  Interest income(expense)                          7,224             45,244
                                                ---------         ----------

Income (Loss) before Provision (Credit)
 for Income Taxes                              (2,908,700)            28,980

Provision (Credit) for Income Taxes              (490,000)            10,000
                                                ---------         ----------

Net Income (Loss)                             $(2,418,700)       $    18,980
                                               ==========         ==========
Loss per Share:
  Primary loss per share                           ($0.27)             $0.00
                                               ==========         ==========

  Fully diluted loss per share                     ($0.27)             $0.00
                                               ==========         ==========

  Primary common shares outstanding             8,879,023          5,771,392
                                               ==========         ==========

  Fully diluted common shares outstanding       8,879,023          5,771,392
                                               ==========         ==========


The accompanying notes are an integral part of these financial statements

                      IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                          For The
                                              Nine Months Ended September 30,
                                                 1996                 1995
                                              -------------     --------------
Cash Flows from Operating Activities:
  Net loss                                     $(5,891,061)       $ (726,556)
  Adjustments to reconcile net loss to
  net cash (used in) operating activities:
    Deferred Taxes                              (1,164,392)                -
    Depreciation and amortization                  560,058           391,876
    Decrease (Increase) In:
      Accounts receivable                        1,342,466        (5,530,440)
      Inventory                                          -         2,972,875
      Notes receivable                            (279,869)                -
      Costs and estimated earnings in
       excess of billings                        3,168,692        (2,297,267)
      Prepaid expenses                             103,344           235,514
      Bonding deposits                             883,163           478,625
      Recoverable income taxes                     959,459            24,037
      Other current assets                         (15,742)          (25,102)
    Increase (Decrease) In:
      Accounts payable and accrued expenses     (1,734,714)       (1,187,852)
      Billings in excess of costs and estimated
       earnings                                   (765,058)          245,635
      Income taxes payable                               -          (477,600)
                                                ----------        ----------
        Net cash (used in) operating activities (2,833,654)       (5,869,255)
                                                ----------        ----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment    (687,592)         (937,052)
  Acquisition of other assets                   (1,768,160)                -
  Increase (decrease) of officers loans           (261,282)         (244,668)
                                                ----------        ----------
    Net cash (used in) investing activities     (2,717,034)       (1,181,720)
                                                ----------        ----------
Cash Flows from Financing Activities:
  Net proceeds from convertible bond issuance            -         4,185,000
  Principal payments and current maturities of
   long-term debt                                 (272,998)         (127,885)
  Issuance of common stock upon exercise
   of stock options and warrants                 8,713,299                 -
                                                ----------        ----------
    Net cash provided by  financing activities   8,440,301         4,057,115
                                                ----------        ----------
Increase (Decrease) in Cash and Cash Equivalents 2,889,613        (3,020,860)
Cash and Cash Equivalents, beginning of period      83,286         5,068,325
                                                ----------        ----------
Cash and Cash Equivalents, end of period        $2,972,899        $2,047,465
                                                ==========        ==========
Supplementary Disclosures of Cash Flow
 Information:
Cash paid during the period for:
  Interest expense                              $   42,911        $   38,215
                                                ==========        ==========
  Income taxes                                           -                 -
                                                ==========        ==========
Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Property, plant and equipment financing       $  163,605        $        -
                                                ==========        ==========
  Conversion of convertible promissory
   notes to common stock                        $2,828,037                 -
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


                                                                      1996
                                      ------------------------------------------------------------------------
                                         First        Second          Third          Fourth
                                       Quarter        Quarter        Quarter        Quarter           Year
                                      ----------     ----------     ----------     ----------     ------------
Income (Loss) before Provision
 (Credit) for Income Taxes             1,056,585          9,324     (4,370,625)    (7,693,128)    (10,997,844)
Change                                (3,698,413)    (1,539,857)     1,461,925      3,776,345               -
                                      ----------     ----------     ----------     ----------     -----------
Amount Restated                       (2,641,828)    (1,530,533)    (2,908,700)    (3,916,783)    (10,997,844)

Provision (Credit) for Income Taxes      210,000          2,000       (772,000)    (1,290,000)     (1,850,000)
Change                                  (650,000)      (262,000)       282,000        630,000               -
                                      ----------      ---------     ----------     ----------     -----------
Amount Restated                         (440,000)      (260,000)      (490,000)      (660,000)     (1,850,000)

Net Income (Loss)                        846,585          7,324     (3,598,625)    (6,403,128)     (9,147,844)
Change                                (3,048,413)    (1,277,857)     1,179,925      3,146,345               -
                                      ----------     ----------     ----------     ----------     -----------
Amount Restated                       (2,201,828)    (1,270,533)    (2,418,700)    (3,256,783)     (9,147,844)

Earning (Loss) Per Share                    0.13              -          (0.41)         (0.85)          (1.13)
Change                                     (0.46)         (0.17)          0.14           0.49               -
                                      ----------     ----------     ----------     ----------     -----------
Amount Restated                            (0.33)         (0.17)         (0.27)         (0.36)          (1.13)


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

THIRD QUARTER OF 1996 COMPARED WITH THIRD QUARTER OF 1995


The Company's total revenues decreased by approximately 71.8% from $14,230,000 for the quarter ended September 30, 1995 to $4,021,000 for the quarter ended September 30, 1996. Contract service income decreased during the quarter by 60.7% from $10,120,000 in 1995 to $3,977,000 in 1996. The decrease in contract service income and total revenues is attributable to expected revenues being delayed into future quarters at our Oak Ridge, Los Alamos, and Boston offices. Also during the third quarter of 1995 the Company recorded approximately $5.4 million in revenues attributable to a major relocation project. The Company had no relocation revenues in the third quarter of 1996. Surplus equipment and scrap sales revenues decreased by 98.9% from $4,110,000 in 1995 to $44,000 in 1996. The decrease in surplus equipment and scrap sales revenues was attributable to the sale of the Company's entire inventory of glass lined and process equipment, for $4 million, to Universal Process Equipment, Inc. and the Bethlehem Corporation, ("UPE"), during the third quarter of 1995. The gross margin on this sale was $1,370,000. This represented 12.2% of the total revenues reported through the first nine months of 1995 and 29.1% of the total gross profit reported. The purchase price of such equipment is payable from one third of the net sales proceeds of such equipment received by UPE. Amounts not paid under the agreement shall be payable in full on September 29, 2000 including interest at the LIBOR base rate. Management does not believe there is a major risk of inventory obsolescence due to the fact that the design and technology of the major inventory items has not changed much over the years. To the extent any amounts are not repaid from the ultimate sale of the inventory by September 29, 2000, repayment will be dependent on the financial resources of UPE. Management is not aware of any adverse factors which could adversely impact the ability of UPE to satisfy the notes. Through September 30, 1996 UPE has paid $1,031,000 on the note.

Direct job costs decreased by approximately 53.2% from $9,395,000 for the quarter ended September 30, 1995 to $4,394,000 for the same period in 1996. The primary elements of such decrease in job costs were job salaries and material and supplies. The decrease in job costs was attributable to the decrease in contract service revenues during the quarter. The reason why contract revenues decreased 60.7% and direct job costs only 53.2% during the quarter is primarily attributable to accruing the expected loss of approximately $300,000 on the PECO contract. This contract started during the current quarter and will be completed in the next quarter. In accordance with revenue recognition principles of the percentage of completion method of accounting, provision for estimated losses on incomplete contracts are made in the period in which such losses are first determined. Cost of equipment sales decreased from $2,675,000 in 1995 to $9,000 in 1996. The decrease in cost of equipment sales was attributable to the UPE sale mentioned above.

While total revenues decreased by 71.8% for the quarter, general and administrative expenses increased 14.7 % from $2,010,000 during the quarter ended September 30, 1995 to $2,356,000 during the same period in 1996. The increase in general and administrative expense was primarily attributable to $208,000 in expenses recorded by the Company's 90% owned subsidiary, Global Waste & Energy Inc.

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


As a result of the foregoing, the Company reported a loss before taxes of $2,909,000 and net loss of $2,419,000 for the quarter ended September 30, 1996 as compared to income before taxes of $29,000 and net income of $19,000 for the same quarter in 1995.


Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995


Total revenues decreased by approximately 53.5% from $32,815,000 for the nine months ended September 30, 1995 to $15,253,000 for the same period in 1996. Contract service income decreased during the period by 45.7% from $27,725,000 in 1995 to $15,056,000 in 1996.


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


Direct job costs decreased by approximately 27% from $25,043,000 for the nine months ended September 30, 1995 to $15,769,000 for the same period in 1996. See the quarterly comparison for a discussion of the factors contributing to the decrease in direct job costs.


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


As a result of the foregoing, the Company reported a loss before taxes of $7,081,000 and a net loss after tax of $5,891,000 for the nine months ended September 30, 1996 as compared to a loss before taxes of $1,207,000 and a net loss after taxes of $727,000 for the same period in 1995.


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


The Company had working capital of $10,303,000, including cash and cash equivalents balances of $2,973,000 at September 30, 1996. This compares to working capital of $10,293,000 and a cash balance of $83,000 at December 31, 1995. The small increase in working capital and cash is primarily attributable to the exercise of warrants and options totaling $8,445,000 during the period, less the pre tax loss of $7,081,000 during the period and the acquisition of a 10% interest in Life on July 11, 1996 for $1,250,000.


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


Unbilled revenue as a percentage of quarterly contract income has increased from 0% at December 31, 1993, to 31% at December 31, 1994, to 56% at December 31, 1995. It decreased to 12% at September 30, 1996. Also, accounts payable have constantly decreased since 1994 where as accounts receivable and unbilled revenues have increased substantially during this period.

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

The inventory of $1,483,000 is unchanged from September 30, 1995. This inventory consists of nineteen (19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated selling price is fifteen million seven hundred and seventy five thousand dollars ($15,775,000). Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items.

It is the Company's intent to incorporate two (2) 15,000 KW generator sets (steam driven) in the El Salvador Global Energy's Waste to Energy Project. In future projects, the Company will try to use the balance of 15,000 KW generator sets and the 12,500 KW and 33,000 KW sets.

The Company has available at December 31, 1995 approximately $2,350,000 in operating loss carry-forwards that may be applied against future taxable income. They expire in the year 2010. Based on the reported loss to date it will take approximately $5.3 million dollars in future taxable income to recover the reported deferred tax asset.

At September 30, 1996, the Company's only long term debt other than $500,000 of convertible notes was $581,000 in installment debt secured by job equipment.

On July 11, 1996, effective June 30, 1996, the Company acquired a ten percent interest in Life International Products (Life) for $1,250,000. The Company also entered into a license agreement with Life whereby IDM shall market and employ Life's patented environmental remediation technology for long term bio remediation of contaminated groundwater throughout North America.

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



                                     IDM ENVIRONMENTAL CORP.


                                     /s/ Joel Freedman
                                     -------------------------------------------
                                     Joel Freedman, President
                                     September 30, 1997


                                     /s/ Michael B. Killeen
                                     -------------------------------------------
                                     Michael B. Killeen, Principal Financial
                                     and Accounting Officer
                                     September 30, 1997