Form 10-K/A
period 1996-12-31
IDM ENVIRONMENTAL CORP
filed 1997-10-02
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A
                                Amendment No. 2


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

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995


     Revenues. The Company's total revenues decreased by approximately 45.2% from $39.4 million for the year ended December 31, 1995 to $21.6 million for the year ended December 31, 1996. Contract service income decreased for the period by 38.6% from $33.9 million in 1995 to $20.8 million in 1996. The decrease in contract service income was attributable to a combination of (1) completion in early 1996 of a contract to dismantle and relocate an ammonia plant to Pakistan (the FFC Contract"), which accounted for $13.4 million of revenues in 1995, (2) delays in the commencement of several contracts awarded to IDM in 1996 and (3) the deferral of $2.1 million in revenues and gross margin associated with change order claims under negotiation with two customers that have not been resolved to date. Surplus equipment and scrap sales decreased by 85.4% from $5.5 million from the year ended December 31, 1995 to $0.8 million in 1996 due to the sale in 1995 of $4 million of glass lined and process equipment in connection with the formation of the Company's marketing alliance with UPE.

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

     Approximately $0.1 million of the Company's working capital at December 31, 1996 consisted of cash performance bonds and related refundable deposits which the Company had posted in connection with the performance of various projects which are expected to be completed within twelve months, at which time such deposits are expected to be released to the Company. An additional $2.6 million of working capital consisted of unbilled costs and estimated earnings on ongoing projects. Again such amounts are expected to be received during 1997 as projects progress with all such amounts being payable to the Company by the completion of such projects.

     Also included in the Company's working capital balance at December 31, 1996 was $1.2 million of surplus equipment inventory (net of a $0.3 million valuation reserve) held for sale which gross inventory level was identical to that reported at December 31, 1995. The inventory reflects the Company's sale of substantially all of its surplus equipment inventory, other than generators, to UPE in connection with the formation of a marketing alliance with UPE during 1995. The Company's remaining surplus equipment inventory consists principally of 19 generators which the Company acquired in a joint venture arrangement with a major surplus equipment dealer. Management believes that there is a strong demand for generators such as those which the Company holds in inventory and that such generators will provide an adequate inventory to meet the anticipated demand for such generators for at least the next two years. In our third quarter 10-Q, management stated its belief that this inventory of generator sets should not be considered as obsolete or outdated inventory since its design and technology had not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposal items. During March, 1997, our Vice President of Sales and Purchasing brought to our attention the fact that in the last two months he had received complete equipment listing of power generating facilities from companies such as PSE&G, Central and Southwest Services, Boston Edison Company and Larson Power Plant. He felt that there was a recent glut on the market of units between 25MW and 50MW due to deregulation of the power market and pressure from consumers demanding lower tariffs. To remain competitive he recommended that we reduce our suggested selling price for our two 33MW units in our inventory 70% from $2,900,000 each to $900,000 each. Based on this information, management decided to reduce the inventory carrying cost for these two units 70% each from $206,650 to $62,000 by recording a $300,000 inventory write down in the fourth quarter and as such the 9/30/96 10-Q is correct in that the $300,000 write-down represents facts which were subsequent events to the 9/30/96 10-Q. Management has performed the following procedures to insure that these inventories have been properly accounted for. Our joint venture partner has physically inspected each unit and they obtained an insurance policy on all units naming IDM as co-insured. We have assigned our Vice President of Sales to work with our partner in reviewing all technical specifications, suggested selling prices, etc. Included as his responsibility is an ongoing review of current industry and market trends relating to these generator units. As a spot verification, we have had an independent third party appraise four of the units (dated March 17, 1997), which confirmed the values and physical existance.

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

     Prepaid expenses increased 23.5% from $766,000 at December 31, 1995 to $946,000 at December 31, 1996. $129,000 of the increase in prepaid expenses was due to an increase in prepaid insurance.


The Company has available at December 31, 1996, approximately $11,575,000 of operating loss carry-forwards that may be applied against future taxable income. $2,350,000 of those losses expire in the year 2010 and the balance the following years. Based on the reported loss to date it will take approximately $7.7 million dollars in future taxable income to recover the reported deferred tax asset.


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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Consolidated  Financial  Statements:
          See Index to Financial Statements on page 30 of this report for financial statements and supplementary data filed as part of this report.

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


Dated:   September 30, 1997

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



                                     /s/ Samuel Klein and Company
                                     -------------------------------------------
                                     SAMUEL KLEIN AND COMPANY

Newark, New Jersey
April 4, 1997

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,
ASSETS                                          1996              1995
                                            ===========     ===========
Current Assets:
  Cash and cash equivalents                 $ 1,001,254     $    83,286
  Accounts receivable                         5,626,208       6,616,130
  Stock subscription receivable                 775,862               -
  Notes receivable - current                  1,274,773       1,596,559
  Inventory                                   1,182,517       1,482,517
  Costs and estimated earnings in
   excess of billings                         2,595,107       3,634,052
  Bonding deposits                               55,472         883,163
  Deferred income taxes                       2,609,000         652,600
  Recoverable income taxes                            -       1,114,442
  Due from officers                             208,676         548,488
  Prepaid expenses and other
   current assets                               945,624         765,944
                                            -----------     -----------
     Total Current Assets                    16,274,493      17,377,181

Investment in Affiliate, at cost              1,300,000               -
Notes Receivable - long term                  1,572,238       1,596,559
Deferred Issuance Costs                               -         506,586
Property, Plant and Equipment                 2,742,650       2,547,406
Other Assets                                    313,246               -
                                            -----------     -----------
                                            $22,202,627     $22,027,732
                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt         $   351,127     $   327,974
  Accounts payable and accrued expenses       7,105,827       5,836,510
  Billings in excess of costs and
   estimated earnings                            86,496         919,575
                                            -----------     -----------
     Total Current Liabilities                7,543,450       7,084,059

Long-Term Debt                                  164,034       4,004,142

Minority Interest                             1,034,483               -
                                            -----------     -----------
     Total Liabilities                        8,741,967      11,088,201
                                            -----------     -----------

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years Ended December 31,
                                                        1996             1995             1994
                                                    -----------     ------------    -----------
Cash Flows from Operating Activities:
  Net income (loss)                                 $(9,147,844)    $(3,867,413)    $   323,640
  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
     Deferred taxes                                  (1,956,400)       (400,000)       (165,600)
     Depreciation and amortization                      668,227         653,273         343,732
     Write-down of surplus inventory                    300,000               -               -
     Provision for loss on notes receivable             630,000               -               -
     Decrease (Increase) In:
       Accounts receivable                              989,922      (1,947,644)       (230,774)
       Inventory                                              -       2,972,875      (1,979,506)
       Notes receivable                                (283,893)     (3,193,118)               -
       Costs and estimated earnings in
        excess of billings                            1,038,945      (1,008,812)     (2,625,240)
       Prepaid expenses and other current assets       (179,680)       (149,181)       (265,581)
       Bonding deposits                                 827,691       1,510,494      (2,368,850)
       Recoverable income taxes                       1,114,442      (1,088,005)        (26,437)

     Increase (Decrease) In:
       Accounts payable and accrued expenses          1,361,671      (1,845,521)      3,400,835
       Billings in excess of costs
        and estimated earnings                         (833,079)        853,584          (1,142)
       Income taxes payable                                   -        (477,600)        (35,400)
                                                    -----------      ----------      ----------
         Net cash used in operating activities       (5,469,998)     (7,987,068)     (3,630,323)
                                                    -----------      ----------      ----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment         (574,832)       (639,417)       (479,543)
  Investment in affiliate                            (1,300,000)              -               -
  Acquisition of other assets                          (313,246)              -               -
  Loans and advances to officers                       (330,768)       (349,632)       (283,096)
                                                    -----------     -----------     -----------
         Net cash used in investing activities       (2,518,846)       (989,049)       (762,639)
                                                    -----------     -----------     -----------

Cash Flows from Financing Activities:
  Net proceeds from convertible bond issuance                 -       4,185,000               -
  Decrease in deferred offering costs                         -               -         183,247
  Repayment of notes payable - bank                           -               -      (2,054,000)
  Principal payments on long-term debt                 (371,109)       (193,922)        (90,446)
  Redemption of redeemable preferred stock                    -               -        (500,000)
  Net proceeds from public offering                           -               -      11,792,588
  Dividends paid                                              -               -         (13,969)
  Purchase and retirement of common stock              (216,500)              -               -
  Contribution from minority interest                   258,621               -               -
  Proceeds from exercise of stock
   options and warrants                               9,235,800               -               -
                                                    -----------     -----------     -----------
         Net cash provided by financing activities    8,906,812       3,991,078       9,317,420
                                                    -----------     -----------     -----------

Increase (Decrease) in Cash and Cash Equivalents        917,968      (4,985,039)      4,924,458

Cash and Cash Equivalents, beginning of year             83,286       5,068,325         143,867
                                                    -----------     -----------     -----------
Cash and Cash Equivalents, end of year              $ 1,001,254     $    83,286     $ 5,068,325
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


6.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to the billing status of uncompleted contracts is as follows:


                                                     December 31,
                                               1996               1995
                                           -------------     --------------
Costs incurred on uncompleted contracts    $  16,622,950     $   34,608,617
Estimated earnings (loss)                     (1,917,659)         3,310,624
                                           -------------     --------------
                                              14,705,291         37,919,241
Less:  Billings to date                       12,196,680         35,204,764
                                           -------------     --------------
                                           $   2,508,611     $    2,714,477
                                           =============     ==============

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


6.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (continued)

Included in the accompanying balance sheets under the following captions:


                                                  December 31,
                                            1996               1995
                                       -------------      -------------

Costs and estimated earnings
 in excess of billings                 $   2,595,107      $   3,634,052
Billings in excess of costs
 and estimated earnings                      (86,496)          (919,575)
                                       -------------      -------------
                                       $   2,508,611      $   2,714,477
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

14.  MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATIONS OF CREDIT RISK

The Company earned more than 10% of its revenue from a different customer in each year. For the years ended December 31, 1996, 1995 and 1994 the revenues were $2,745,000, $12,900,000 and $12,800,000, respectively.

Early in 1996, the Company completed a contract to dismantle and relocate an ammonia plant to Pakistan which accounted for export sales of $2.0, $12.9 and $12.8 million in the years ended December 31, 1996, 1995 and 1994 respectively.

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