Form 10-Q/A
period 1997-03-31
IDM ENVIRONMENTAL CORP
filed 1997-10-02
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                 Amendment No. 2



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

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                             March 31,         December 31,
ASSETS                                         1997                1996
                                            ===========        ===========
Current Assets:
  Cash and cash equivalents                  $2,402,260        $ 1,001,254
  Accounts receivable, net of allowance
   for doubtful accounts of $200,000          2,733,475          5,626,208
  Stock subscription receivable                 784,483            775,862
  Notes receivable - current                  1,261,660          1,274,773
  Inventory                                   1,182,517          1,182,517
  Costs and estimated earnings in
   excess of billings                         2,790,863          2,595,107
  Bonding deposits                                8,998             55,472
  Deferred income taxes                       3,059,000          2,609,000
  Due from officers                             255,477            208,676
  Prepaid expenses and other
   current assets                               805,872            945,624
                                           ------------        -----------
     Total Current Assets                    15,284,605         16,274,493

Investment in Affiliate, at cost              1,300,000          1,300,000
Notes Receivable - long term                  1,579,958          1,572,238
Deferred Issuance Costs, net                    210,833                  -
Property, Plant and Equipment, net            2,627,746          2,742,650
Other Assets                                    486,393            313,246
                                           ------------        -----------
                                           $ 21,489,535        $22,202,627
                                           ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt            $364,647        $   351,127
  Accounts payable and accrued expenses       5,633,237          7,105,827
  Billings in excess of costs and
   estimated earnings                           157,846             86,496
                                           ------------        -----------
     Total Current Liabilities                6,155,730          7,543,450

Long-Term Debt                                                     164,034

Minority Interest                             1,034,483          1,034,483
                                           ------------        -----------
      Total Liabilities                       7,190,213          8,741,967
                                           ------------        -----------
Commitments and Contingencies

Stockholders' Equity:
  Convertible preferred stock, authorized
    1,000,000 shares $1.00 par value,
    issued and outstanding 300 shares in
    1997 stated at conversion value of
    $10,000 per share                         3,000,000
  Less unamortized beneficial
    beneficial conversion feature              (819,863)
                                            -----------
                                              2,180,137
  Common stock, authorized 20,000,000
   shares $.001 par value, issued
   and outstanding 9,602,370                      9,603              9,603
  Additional paid-in capital                 26,469,054         25,359,465
  Retained earnings (deficit)               (14,359,472)       (11,908,408)
                                           ------------        -----------
                                             14,299,322         13,460,660
                                           ------------        -----------
                                           $ 21,489,535        $22,202,627
                                           ============        ===========

   The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                 1997                   1996
                                              ----------             ----------
Revenue:
  Contract income                             $3,661,164             $5,466,796
  Sale of equipment                               31,800                      -
                                              ----------             ----------
                                               3,692,964              5,466,796
                                              ----------             ----------
Cost of Sales:
  Direct job costs                             3,989,508              6,247,505
  Cost of equipment sales                         21,284                      -
                                              ----------             ----------
                                               4,010,792              6,247,505
                                              ----------             ----------

Gross Profit (loss)                             (317,828)              (780,709)
                                              ----------             ----------
Operating Expenses:
  General and administrative expenses          2,167,654              1,652,783
  Depreciation and amortization                  156,059                211,161
                                              ----------             ----------
                                               2,323,713              1,863,944
                                              ----------             ----------

 Income (loss)from Operations                 (2,641,541)            (2,644,653)

Other Income (Expense):
  Interest income(expense)                        57,244                  2,825
                                              ----------             ----------

Income (loss) before Provision for
 Income Taxes                                 (2,584,297)            (2,641,828)

Provision (credit) for Income Taxes             (450,000)              (440,000)
                                              ----------             ----------

Net Income (loss)                             (2,134,297)            (2,201,828)

Preferred Stock Dividends including
 $289,726 amortization of beneficial
 conversion feature.  Total amount of
 $1,109,589 being amortized over 180 days        316,767                      -
                                              ----------             ----------

Net Income (loss) on Common Stock            $(2,451,064)           $(2,201,828)
                                              ==========            ===========
Earnings (loss) per Share:
  Primary earnings (loss) per share           $    (0.26)            $    (0.33)
                                              ==========             ==========

  Fully diluted earnings (loss) per share     $    (0.26)            $    (0.33)
                                              ==========             ==========

  Primary common shares outstanding            9,602,730              6,640,934
                                              ==========             ==========

  Fully diluted common shares outstanding      9,602,730              6,640,934
                                              ==========             ==========


     The accompanying notes are an integral part of these consolidated financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            For the Three months Ended March 31,
                                                1997                   1996
                                             ----------           ------------
Cash Flows from Operating Activities:
  Net Income (loss)                        $(2,134,297)           $(2,201,828)
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Deferred Taxes (credit)                   (450,000)             (440,000)
     Depreciation and amortization              138,351               211,161
     Write-down of surplus inventory
     Decrease (Increase) In:
       Accounts receivable                    2,892,733            (1,397,106)
       Inventory                                      -                     -
       Notes receivable                          (3,228)               68,080
       Costs and estimated earnings
        in excess of billings                  (195,756)            2,219,021
       Bonding deposits                          46,474                50,000
       Recoverable income taxes                       -                19,275
       Prepaid expenses and other
        current assets                          139,752               238,850
     Increase (Decrease) In:
       Accounts payable and accrued
        expenses                             (1,472,590)            1,570,046
       Billings in excess of costs and
        estimated earnings                       71,350               352,670
                                             ----------           -----------
        Net cash provided by (used in)
          operating activities                 (967,211)              690,169
                                             ----------           -----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and
   equipment                                    (31,987)             (476,101)
  Proceeds from disposal of property,
   plant and equipment                           17,707                     -
  Aquisition of other assets                   (173,147)                    -
  Loans and advances to officers                (46,801)             (122,092)
                                             ----------           -----------
         Net cash (used in) investing
          activities                           (234,228)             (598,193)
                                             ----------           -----------
Cash Flows from Financing Activities:
  Net proceeds from convertible preferred
   stock issuance                             2,780,000               (85,880)
  Principal payments on long-term debt         (150,514)                    -
  Issuance of common stock upon exercise
   of stock options                                   -                14,659

  Dividends on preferred stock                  (27,041)                    -
                                             ----------           -----------
         Net cash provided by (used in)
          financing activities                2,602,445               (71,221)
                                             ----------           -----------
Increase (Decrease) in Cash and Cash
 Equivalents                                  1,401,006                20,755
Cash and Cash Equivalents, beginning of
 period                                       1,001,254                83,286
                                             ----------           -----------
Cash and Cash Equivalents, end of period   $  2,402,260           $   104,041
                                             ==========           ===========
Supplementary Disclosures of Cash Flow
 Information:
Cash paid during the period for:
  Interest expense                           $   47,118           $     8,909
                                             ==========           ===========
  Income taxes                                        -                     -
                                             ==========           ===========
Supplemental Disclosure of Noncash
 Investing and Financing Activities:
 Conversion of convertible promissory
  notes to common stock                      $2,828,037           $ 1,668,628
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

3.   EARNINGS PER SHARE

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


4.   REVENUE RECOGNITION AND USE OF ESTIMATES

     The consolidated financial statements have been prepared on the basis of the percentage of completion method of accounting. Under this method contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date to the most recent estimate of total costs which will have been incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Actual results can differ from the estimates. Losses anticipated on contracts, excluding period costs, should be charged to operations as soon as they are evident. In the first quarter of 1997, the Company recognized revenues equivalent to its costs incurred on its Davy contract based on approximately one million dollars in unapproved change orders. The Company reversed these revenues in the second quarter when it became aware that the change orders had not been approved. The Company is aggressively pursuing its claims. Future revenues will be recognized when this claim is finally settled. Also, in the first quarter the Company recorded revenue of $3.5 million dollars for the sale of four generators on a sale agreement dated March 28, 1997. Based on the Company's discussions with the SEC accounting staff, the Company has agreed to restate its quarterly financial statements for the year "because recognizing change orders as revenues was tantamount to recognizing gain contingencies which is expressly prohibited by SFAS 5"; and, "because the revenue on the sale of the four generators should not be recognized until the period they are shipped." The disclosure requirements of the APB opinion number 20 of earnings (loss) per share, net income (loss), and income tax (credit) are as follows:



                                                                                  1997
                                                               -------------------------------------------
                                                                 First           Second            Six
                                                                Quarter          Quarter          Months
                                                               -----------     -----------     -----------
Income (Loss) before Provision (Credit) for Income Taxes        1,722,311      (1,936,487)       (214,176)
Change                                                         (4,306,608)      1,072,000      (3,234,608)
Amount Restated                                                (2,584,297)       (864,487)     (3,448,784)

Provision (Credit) for Income Taxes                               300,000        (340,000)        (40,000)
Change                                                           (750,000)        190,000        (560,000)
Amount Restated                                                  (450,000)       (150,000)       (600,000)

Net Income (Loss)                                               1,422,311      (1,596,487)       (174,176)
Change                                                         (3,556,608)        882,000      (2,674,608)
Amount Restated                                                (2,134,297)       (714,487)     (2,848,784)

Net Income (Loss) on Common Stock                               1,105,544      (2,203,782)     (1,098,238)
Change                                                         (3,556,608)        882,000      (2,674,608)
Amount Restated                                                (2,451,064)     (1,321,782)     (3,772,846)

Earning (Loss) Per Share                                             0.12           (0.23)          (0.11)
Change                                                              (0.38)           0.09           (0.28)
Amount Restated                                                     (0.26)          (0.14)          (0.39)

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

Material Changes in Results Of Operations


The Company's total revenues decreased by approximately 32.4% from $5,467,000 for the quarter ended March 31, 1996 to $3,693,000 for the quarter ended March 31, 1997. Contract service income decreased during the quarter by 33% from $5,467,000 in 1996 to $3,661,000 in 1997. The decrease in contract service income is attributable to expected revenues being delayed into the second quarter at our Oak Ridge and Boston offices. We signed two contracts late in 1996 and were expecting to commence work on both contracts in January 1997. The work was delayed due to harsh winter conditions in both Boston and Buffalo, New York (the site of the two jobs) and also due to the fact that the city of Boston delayed the assignment of city employed electricians to this project (total contract amount of $5.7 million). The Buffalo contract (total contract amount of $5.8 million) was also delayed due to the tremendous amount of submittals that had to be commented on and revised before we started actual hands-on field work in mid February. We expected to recognize a total of $2.3 million in contract revenues in the first quarter on both contracts. We actualy recognized only $.7 million.



Direct job costs decreased by approximately 36.1% from $6,248,000 for the quarter ended March 31, 1996 to $3,990,000 for the same period in 1997. The primary elements of such decrease in job costs were job salaries and material and supplies. The decrease in job costs was attributable to the decrease in contract service revenues during the quarter.

While total revenues decreased by 32.4% for the quarter, general and administrative expenses increased 31.2 % from $1,653,000 during the quarter ended March 31, 1996 to $2,168,000 during the same period in 1997. The increase in general and administrative expense was attributable to $144,000 in expenses recorded by the Company's 90% owned subsidiary, Global Waste & Energy Inc. and increases in professional fees and insurance expense (due to additional premium as a result of an audit on the prior year premium) of $242,000 and $98,000, respectively.

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


As a result of the foregoing, the Company reported a loss before taxes of $2,584,000 and a net loss of $2,134,000 for the quarter ended March 31, 1997 as compared to a loss before taxes of $2,642,000 and a net loss of $2,202,000 for the same quarter in 1996.

The net loss attributable to common stock was increased by the preferred stock dividends ($29,000) and an accounting "deemed dividend" ($290,000) arising from the amortization of the beneficial conversion feature of the Company's Series B Preferred Stock. The Company is calculating earning per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaling $1,109,589) and is amortizing the dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.

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


The Company had working capital of $9,129,000, including cash and cash equivalents balances of $2,402,000 at March 31, 1997. This compares to working capital of $8,731,000 and a cash balance of $1,001,000 at December 31, 1996. The increase in working capital and cash is primarily attributable to the sale in February of 1997 of $3 million of Series B Convertible Preferred Stock less the approximately $2.6 million dollars pre-tax loss for the period.


Quarter-end receivables as a percentage of first quarter income was 53.6% in 1997 compared to 146.6% in the same period of 1996. The percentage excluding equipment sales (which is a note receivable) would be a more comparable 92%. Year-end receivables as a percentage of fourth quarter income increased substantially from 53.0% in 1994 to 103.5% in 1995 and 157% in 1996. This ratio was 82% at December 31, 1993. The ratio dropped to 53% at December 31, 1994 because the Company received a $4,184,000 payment a major contract on December 23, 1994. If this payment had been received after year end, the ratio would have been a more comparable 98.4%.


Unbilled revenue as a percentage of quarterly contract income has increased from 0% at December 31, 1993, to 31% at December 31, 1994, to 56% at December 31, 1995, and to 27% at December 31, 1996 and 76% at March 31, 1997. Also, accounts payable have constantly decreased since 1994 where as accounts receivable and unbilled revenues have increased substantially during this period.

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


Inventory of $1,183,000 at March 31, 1997 remained unchanged from the amount at year-end. This inventory consists of nineteen (19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated market price of the Company's generator inventory is twelve million dollars. Twelve
(12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items.


It is the Company's intent to incorporate two (2) 15,000 KW generator sets (steam driven) in the Company's pending El Salvador waste to energy project. In future projects, the Company will try to use the balance of the 15,000 KW generator sets and the 12,500 KW and 33,000 KW sets.

The Company has available at December 31, 1996 approximately $11,575,000 operating loss carry-forwards that may be applied against future taxable income. $2,350,000 of losses expire in the year 2010 and the balance the following years. Based on the reported loss to date it will take $9 million dollars in future taxable income to recover the reported deferred tax asset.

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


Since 1994 the Company has consistently generated negative operating cash flows. The primary reason for this the Company's policy of successfully bidding new work at lower than normal margins in order to penetrate strategic markets serviced by the Company's newly opened regional offices. Now that the Company is established in these markets, the Company has been bidding work at normal margins. Management of the Company believes, based on the current backlog of work and expected work to be awarded based on bids outstanding, that future operating cash flows by the end of the year should be positive.


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


                                           IDM ENVIRONMENTAL CORP.


Dated:   September 30, 1997                By:  /s/ Joel Freedman
                                              ----------------------------------
                                               Joel Freedman, President


Dated:   September 30, 1997                By:  /s/ Michael B. Killeen
                                              ----------------------------------
                                                Michael B. Killeen, Principal
                                                Financial and Accounting Officer