Form 10-Q/A
period 1997-06-30
IDM ENVIRONMENTAL CORP
filed 1997-10-02
CIK 909792

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

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets -June 30, 1997 and
          December 31, 1996...............................................   3

          Consolidated Statements of Operations - For the six months
          ended June 30, 1997 and June 30, 1996...........................   4

          Consolidated Statement of Operations - For the three months
          ended June 30, 1997 and June 30, 1996...........................   5

          Consolidated Statements of Cash Flows - For the six months
          ended June 30, 1997 and June 30, 1996...........................   6

          Notes to Consolidated Financial Statements......................   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..  14

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities.......................................  15

     Item 4.  Submission of Matters to a Vote of Security Holders.........  15

     Item 5.  Other Information...........................................  15

     Item 6.  Exhibits and Reports on Form 8-K............................  16

SIGNATURES................................................................  17

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     June 30,       December 31,
ASSETS                                                                                 1997             1996
                                                                                   ============     ============
Current Assets:
  Cash and cash equivalents                                                        $  1,192,215     $  1,001,254
  Accounts receivable, net of allowance for doubtful accounts of $200,000             3,494,536        5,626,208
  Stock subscription receivable                                                         784,483          775,862
  Notes receivable - current                                                          1,279,553        1,274,773
  Inventory                                                                           1,182,517        1,182,517
  Costs and estimated earnings in excess of billings                                  1,790,542        2,595,107
  Bonding deposits                                                                        8,998           55,472
  Deferred income taxes                                                               3,209,000        2,609,000
  Due from officers                                                                     302,249          208,676
  Prepaid expenses and other current assets                                             850,000          945,624
                                                                                   ------------     ------------
     Total Current Assets                                                            14,094,093       16,274,493
Investment in Affiliate, at cost                                                      1,300,000        1,300,000
Notes Receivable - long term                                                          1,597,851        1,572,238
Deferred Issuance Costs, net                                                            192,499                -
Property, Plant and Equipment, net                                                    2,482,521        2,742,650
Other Assets                                                                            580,425          313,246
                                                                                   ------------     ------------
                                                                                   $ 20,247,389     $ 22,202,627
                                                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                $    674,321     $    351,127
  Accounts payable and accrued expenses                                               4,456,813        7,105,827
  Billings in excess of costs and estimated earnings                                    169,283           86,496
                                                                                   ------------     ------------
     Total Current Liabilities                                                        5,300,417        7,543,450

Long-Term Debt                                                                          380,154          164,034

Minority Interest                                                                     1,034,483        1,034,483
                                                                                   ------------     ------------
      Total Liabilities                                                               6,715,054        8,741,967
                                                                                   ------------     ------------
Commitments and Contingencies

Stockholders' Equity:
  Convertible  preferred  stock,  authorized  1,000,000  shares $1.00 par value, issued and outstanding 300 shares in 1997 stated at conversion value
   of $10,000 per share                                                               3,000,000
   less unamortized beneficial conversion feature                                      (265,068)
                                                                                   ------------     ------------
                                                                                      2,734,932                -

  Common stock, authorized 20,000,000 shares $.001 par value, issued
   and outstanding 9,602,370                                                              9,603            9,603
  Additional paid-in capital                                                         26,469,054       25,359,465
  Retained earnings (deficit)                                                       (15,681,254)     (11,908,408)
                                                                                   ------------     ------------
                                                                                     13,532,335       13,460,660
                                                                                   ------------     ------------
                                                                                   $ 20,247,389     $ 22,202,627
                                                                                   ============     ============


   The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Six Months Ended June 30,
                                                              1997                  1996
                                                           -----------          -----------
Revenue:
  Sale of equipment                                        $    28,550          $   152,800
  Contract income                                            8,294,201           11,078,991
                                                           -----------          -----------
                                                             8,322,751           11,231,791
                                                           -----------          -----------
Cost of Sales:
  Direct job costs                                           7,380,087           11,374,924
  Cost of equipment sales                                       22,413               72,844
                                                           -----------          -----------
                                                             7,402,500           11,447,768
                                                           -----------          -----------

Gross Profit (loss)                                            920,251             (215,977)
                                                           -----------          -----------

Operating Expenses:
  General and administrative expenses                        4,030,728            3,590,010
  Depreciation and amortization                                375,841              382,245
                                                           -----------          -----------
                                                             4,406,569            3,972,255
                                                           -----------          -----------

Income (Loss) from Operations                               (3,486,318)          (4,188,232)

Other Income:
  Interest income                                               37,534               15,871
                                                           -----------          -----------

Income (Loss) before Provision  (Credit)
 for Income Taxes                                           (3,448,784)          (4,172,361)

Provision (Credit) for Income Taxes                           (600,000)            (700,000)
                                                           -----------          -----------

Net Income (Loss)                                           (2,848,784)          (3,472,361)

Preferred Stock Dividends including $844,521
 amortization of beneficial conversion feature.
 Total amount of $1,109,589 being amortized
 over 180 days                                                 924,062
                                                           -----------          -----------

Net Income (Loss) on Common Stock                          $(3,772,846)         $(3,472,361)
                                                           ===========          ===========

Earnings (Loss) per Share:
  Primary earnings (loss) per share                        $     (0.39)         $     (0.50)
                                                           ===========          ===========

  Fully diluted earnings (loss) per share                  $     (0.39)         $     (0.50)
                                                           ===========          ===========

  Primary common shares outstanding                          9,602,370            7,006,780
                                                           ===========          ===========

  Fully diluted common shares outstanding                    9,602,370            7,006,780
                                                           ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended June 30,
                                                     1997            1996
                                                 -----------      ----------
Revenue:
  Sale of equipment                              $         -      $  152,800
  Contract income                                  4,629,787       5,612,196
                                                 -----------      -----------
                                                   4,629,787       5,764,995
                                                 -----------      ----------
Cost of Sales:
  Direct job costs                                 3,391,708       5,127,419
  Cost of equipment sales                                  -          72,844
                                                 -----------      ----------
                                                   3,391,708       5,200,263
                                                 -----------      ----------

Gross Profit                                       1,238,079         564,732
                                                 -----------      ----------

Operating Expenses:
  General and administrative expenses              1,863,074       1,937,227
  Depreciation and amortization                      219,782         171,084
                                                 -----------      ----------
                                                   2,082,856       2,108,311
                                                 -----------      ----------

(Loss) from Operations                              (844,777)     (1,543,579)

Other Income (Expense):
  Interest income (expense)                          (19,710)         13,046
                                                 -----------      ----------

Income (Loss) before Provision (Credit)
 for Income Taxes                                   (864,487)     (1,530,533)

Provision  (Credit) for Income Taxes                (150,000)       (260,000)
                                                 -----------      ----------

Net Income (Loss)                                   (714,487)     (1,270,533)

Preferred Stock Dividends including
 $554,795 amortization of beneficial
 conversion feature.  Total amount of
 $1,109,589 being amortized over 180 days            607,295
                                                 -----------      ----------

Net Income (Loss) on Common Stock                $(1,321,782)     $(1,270,533)
                                                 ===========      ==========

Earnings (Loss) per Share:
  Primary earnings (loss) per share              $     (0.14)     $    (0.17)
                                                 ===========      ==========

  Fully diluted earnings (loss) per share        $     (0.14)     $    (0.17)
                                                 ===========      ==========

  Primary common shares outstanding                9,602,370       7,372,627
                                                 ===========      ==========

  Fully diluted common shares outstanding          9,602,370       7,372,627
                                                 ===========      ==========


The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Six months Ended June 30,
                                                                         1997                   1996
                                                                      ------------         ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                   $(2,848,784)         $(3,472,361)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Deferred Taxes                                                       (600,000)            (674,392)
    Depreciation and amortization                                         306,475              382,245
    Decrease (Increase) In:
      Accounts receivable                                               2,131,672           (1,161,808)
      Inventory                                                                 -                    -
      Notes receivable                                                    (39,014)            (207,554)
      Costs and estimated earnings in excess of billings                  804,565            2,964,201
      Bonding deposits                                                     46,474              383,163
      Recoverable income taxes                                                                  19,275
      Prepaid expenses and other current assets                            95,624               84,216

    Increase (Decrease) In:
      Accounts payable and accrued expenses                            (2,649,014)            (751,903)
      Billings in excess of costs and estimated earnings                   82,787             (725,543)
                                                                      -----------          -----------
        Net cash  (used in)  operating activities                      (2,669,215)          (3,160,461)
                                                                      -----------          -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                            (36,552)            (538,523)
  Proceeds from disposal of property, plant and equipment                  17,707
  Acquisition of other assets                                            (267,179)
  Loans and advances to officers                                          (93,573)            (179,355)
                                                                      -----------          -----------
        Net cash (used in) investing activities                          (379,597)            (717,878)
                                                                      -----------          -----------
Cash Flows from Financing Activities:

  Long Term Debt borrowing                                                763,710
  Net proceeds from convertible preferred stock issuance                2,780,000
  Principal payments on long-term debt                                   (224,396)            (197,521)
  Issuance of common stock upon exercise of stock options                                    6,913,388
  Dividends on preferred stock                                            (79,541)
                                                                      -----------          -----------
        Net cash provided by financing activities                       3,239,773            6,715,867
                                                                      -----------          -----------

Increase in Cash and Cash Equivalents                                     190,961            2,837,528

Cash and Cash Equivalents, beginning of period                          1,001,254               83,286
                                                                      -----------          -----------

Cash and Cash Equivalents, end of period                              $ 1,192,215          $ 2,920,814
                                                                      ===========          ===========
Supplementary Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest expense                                                    $   122,994          $    24,833
                                                                      ===========          ===========
  Income taxes
                                                                      ===========          ===========
 Supplemental Disclosure of Noncash Investing and
  Financing Activities:
   Property, plant and equipment financing                                     --          $   163,605
                                                                      ===========          ===========
   Conversion of convertible promissory notes to
    common stock                                                                           $ 2,157,457
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

5.   REVENUE RECOGNITION AND USE OF ESTIMATES

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




                                                                                    1997
                                                               ---------------------------------------------
                                                                  First            Second            Six
                                                                 Quarter          Quarter           Months
                                                               -----------      -----------      -----------
Income (Loss) before Provision (Credit) for Income Taxes        1,722,311       (1,936,487)        (214,176)
Change                                                         (4,306,608)       1,072,000       (3,234,608)
                                                               ----------        ---------        ---------
Amount Restated                                                (2,584,297)        (864,487)      (3,448,784)

Provision (Credit) for Income Taxes                               300,000         (340,000)         (40,000)
Change                                                           (750,000)         190,000         (560,000)
                                                                ---------        ---------        ---------
Amount Restated                                                  (450,000)        (150,000)        (600,000)

Net Income (Loss)                                               1,422,311       (1,596,487)        (174,176)
Change                                                         (3,556,608)         882,000       (2,674,608)
                                                                ---------        ---------        ---------
Amount Restated                                                (2,134,297)        (714,487)      (2,848,784)

Net Income (Loss) on Common Stock                               1,105,544       (2,203,782)      (1,098,238)
Change                                                         (3,556,608)         882,000       (2,674,608)
                                                                ---------        ---------        ---------
Amount Restated                                                (2,451,064)      (1,321,782)      (3,772,846)

Earning (Loss) Per Share                                             0.12            (0.23)           (0.11)
Change                                                              (0.38)            0.09            (0.28)
                                                                ---------        ---------        ---------
Amount Restated                                                     (0.26)           (0.14)           (0.39)

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

Second Quarter of 1997 Compared with Second Quarter of 1996


The Company's total revenues decreased by approximately 19.7% from $5,765,000 for the quarter ended June 30, 1996 to $4,630,000 for the quarter ended June 30, 1997. Contract service income decreased during the quarter by 17.5% from $5,612,000 in 1996 to $4,630,000 in 1997. The decrease in contract service income and total revenues is attributable to two reasons. First, the Company is being more selective in bidding only jobs with an acceptable gross profit margin. During 1996, the Company took on a number of contracts with lower profit margins in order to penetrate certain strategic markets. While the Company is currently working on fewer contracts than it did last year, each of the current contracts has higher anticipated gross profit percentages than the contracts performed during the first half of 1996. Second, the Company had no revenue from any plant relocation projects in the current quarter versus approximately one million dollars in the comparable quarter last year. Surplus equipment and scrap sales revenues decreased 100% from $153,000 in 1996 to none in 1997.


Direct job costs decreased by approximately 33.9% from $5,127,000 for the quarter ended June 30, 1996 to $3,392,000 for the same period in 1997. The primary elements of such decrease in job costs were job salaries and material and supplies. The decrease in job costs was attributable to the decrease in contract service revenues during the quarter. Cost of equipment sales decreased from $73,000 in 1996 to $0 in 1997.

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


As a result of the foregoing, the Company reported a loss before taxes of $865,000 and a net loss of $714,000 for the quarter ended June 30, 1997 as compared to a loss before taxes of $1,531,000 and a net loss of $1,271,000 for the same quarter in 1996. The net loss attributable to common stock was increased by the preferred stock dividends ($52,000) and an accounting "deemed dividend" ($555,000) arising from amortization of the beneficial conversion feature of the Company's Series B Preferred Stock. The Company is calculating earning per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting require that the Company reflect the difference between the market price of the company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaling $1,109,589) and is amortizing the dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.


Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996


Total revenues decreased by approximately 25.9% from $11,232,000 for the six months ended June 30, 1996 to $8,323,000 for the same period in 1997. Contract service income decreased during the period by 25.1% from $11,079,000 in 1996 to $8,294,000 in 1997. See the quarterly comparison for discussion of the factors contributing to the decrease.

Surplus equipment revenues decreased 86.9% from $153,000 in 1996 to $29,000 in 1997 on lower volume.


Direct job costs decreased by approximately 35.1% from $11,375,000 for the six months ended June 30, 1996 to $7,380,000 for the same period in 1997. See the quarterly comparison for a discussion of the factors contributing to the decrease in direct job costs.


Cost of equipment sales decreased from $73,000 in 1996 to $22,000 in 1997 on lower volume.


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


As a result of the foregoing, the Company reported a loss before taxes of $3,449,000 and a net loss after tax of $2,849,000 for the six months ended June 30, 1997 as compared to a loss before taxes of $4,172,000 and a net loss after taxes of $3,472,000 for the same period in 1996.


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


The Company had working capital of $8,794,000 including cash and cash equivalents balances of $1,192,000 at June 30, 1997. This compares to working capital of $8,731,000 and a cash balance of $1,001,000 at December 31, 1996. The increase in working capital is primarily attributable to the $3 million sale of Series B Convertible Preferred Stock in February 1997 less the $2,848,000 net loss for the six months.



Quarter-end receivables as a percentage of second quarter income was 75.5% in 1997 compared to 134.9% in the same period of 1996. Year-end receivables as a percentage of fourth quarter income increased substantially from 53.0% in 1994 to 103.5% in 1995 and 157% in 1996. This ratio was 82% at December 31, 1993. The ratio dropped to 53% at December 31, 1994 because the Company received a $4,184,000 payment on a major contract on December 23, 1994. If this payment had been received after year end, the ratio would have been a more comparable 98.4%.

Unbilled revenue as a percentage of quarterly contract income has increased from 0% at December 31, 1993, to 31% at December 31, 1994, to 56% at December 31, 1995, and to 27% at December 31, 1996 and 39% at June 30, 1997. Also, accounts payable have constantly decreased since 1994 whereas accounts receivable and unbilled revenues have increased substantially during this period. Prior to going public in April 1994, most of the Company's revenues were generated in the private sector. Many of these contracts had substantial initial mobilization payments and generated positive cash flow during the life of the contract. Since then the company has been successful, as a result of its growth strategy, in obtaining a number of government contracts at major Department of Energy and Department of Defense sites. This work was obtained as a direct result of opening three new regional offices. The experience with these contracts has been negative cash flows until we near contract completion. This is due to the requirement that we submit a schedule and a schedule of values at the beginning of the job and bill according to the percent complete of each item in the schedule of values - not the costs we have incurred. Our jobs of any size are at a risk of being front end cost loaded when there is little progress to report (i.e., we cannot bill until the structure is demolished). The Company is aware of this problem and is trying to remedy it by maximizing mobilization costs in the schedule of values, requiring subcontractors to bill on the same basis and aggressively negotiating better (less front end cost loaded) schedule of values.


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


Inventory of  $1,182,000  at June 30, 1997 remains  unchanged  from December 31,
1996.

The Company's inventory consists of nineteen (19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated market price of the Company's generator inventory is twelve million dollars. Twelve
(12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items. It is the Company's intent to incorporate two
(2) 15,000 KW generator sets (steam driven) in the Company's pending El Salvador waste to energy project. In future projects, the Company will try to use the balance of the 15,000 KW generator sets and the 12,500 KW and 33,000 KW sets.

The Company has available at December 31, 1996, approximately $11,575,000 of operating loss carry-forwards that may be applied against future taxable income. $2,350,000 of such losses expire in the year 2010 and the balance the following years. Based on the reported loss to date it will take approximately $9.4 million dollars in future taxable income to recover the reported deferred tax asset.

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


Since 1994, the Company has consistently generated negative operating cash flows. The primary reason for this was due to the Company's policy of successfully bidding new work at lower than normal margins in order to penetrate strategic markets serviced by the Company's newly opened regional offices. Now that the Company is established in these markets, the Company has been bidding work at normal margins. Management of the Company believes, based on the current backlog of work and expected work to be awarded based on bids outstanding, that future operating cash flows will be positive by year end.


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

Item 5. Other Information

     On July 11, 1997, Mori Aaron Schweitzer resigned as a director of the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.                     Description
          -----------     ------------------------------------------------------
             10.1*        Form of Convertible Note due January 31, 1999
             10.2*        Form of Three Year Warrant

     (b)  Reports on Form 8-K

          None.
------------------------
*    Previously filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IDM ENVIRONMENTAL CORP.


Dated:   September 30, 1997                 By:  /s/ Joel Freedman
                                               ---------------------------------
                                               Joel Freedman, President


Dated:   September 30, 1997                 By:  /s/ Michael B. Killeen
                                               ---------------------------------
                                               Michael B. Killeen, Principal
                                               Financial and Accounting Officer