Form 10-Q
period 1997-09-30
IDM ENVIRONMENTAL CORP
filed 1997-11-19
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31, 1997, 14,279,701 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets -September 30, 1997 and
          December 31, 1996.............................................   1

          Consolidated Statements of Operations - For the nine
          months ended September 30, 1997 and September 30, 1996........   2

          Consolidated Statements of Operations - For the three
          months ended September 30, 1997 and September 30, 1996........   3

          Consolidated Statements of Cash Flows - For the nine
          months ended September  30, 1997 and September 30, 1996.......   4

          Notes to Consolidated Financial Statements....................   5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   8

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk...............................................  11

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................  12

     Item 6.  Exhibits and Reports on Form 8-K..........................  12

SIGNATURES..............................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                              (Unaudited)
                                                                                  September 30,               December 31,
ASSETS                                                                                 1997                       1996
                                                                             ========================    ==================
Current Assets:
  Cash and cash equivalents                                                                $5,248,370            $1,001,254
  Accounts receivable, net of allowance for doubtful accounts of $200,000                   6,589,390             5,626,208
  Stock subscription receivable                                                               784,483               775,862
  Notes receivable - current                                                                1,279,553             1,274,773
  Inventory                                                                                 1,182,517             1,182,517
  Costs and estimated earnings in excess of billings                                          647,431             2,595,107
  Bonding deposits                                                                              8,998                55,472

  Deferred income taxes                                                                     3,609,000             2,609,000
  Due from officers                                                                           251,769               208,676
  Prepaid expenses and other current assets                                                 1,017,373               945,624
     Total Current Assets                                                                  20,618,884            16,274,493

Investment in Affiliate, at cost                                                            1,300,000             1,300,000
Notes Receivable - long term                                                                1,597,851             1,572,238
Unamortized Debt Discount                                                                   4,511,901                     -
Deferred Issuance Costs, net                                                                  444,318                     -
Property, Plant and Equipment, net                                                          2,358,482             2,742,650
Other Assets                                                                                  660,880               313,246
                                                                             ------------------------    ------------------
                                                                                          $31,492,316           $22,202,627
                                                                             ========================    ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                          $589,362              $351,127
  Accounts payable and accrued expenses                                                     4,328,631             7,105,827
  Billings in excess of costs and estimated earnings                                          160,064                86,496
                                                                             ------------------------    ------------------
     Total Current Liabilities                                                              5,078,057             7,543,450

Long-Term Debt                                                                                389,992               164,034
7% Convertible Note                                                                         3,025,000                     -

Minority Interest                                                                           1,034,483             1,034,483
                                                                             ------------------------    ------------------
      Total Liabilities                                                                     9,527,532             8,741,967
                                                                             ------------------------    ------------------
Commitments and Contingencies

Stockholders' Equity:
  Convertible  preferred  stock,  authorized  1,000,000  shares
   $1.00 par value, issued and outstanding 270 shares in 1997
   stated at conversion value of $10,000 per share                                          2,700,000                     -

  Common stock, authorized 20,000,000 shares $.001 par value, issued
   and outstanding 13,946,254                                                                  13,946                 9,603
  Additional paid-in capital                                                               37,165,906            25,359,465
  Retained earnings (deficit)                                                            (17,915,068)          (11,908,408)
                                                                                           21,964,784            13,460,660

                                                                                          $31,492,316           $22,202,627
                                                                             ========================    ==================


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Nine Months Ended September 30,
                                                   ---------------------------------------
                                                         1997                    1996
                                                   ---------------          -------------
Revenue:
  Contract Income                                      $13,163,032            $15,055,754
  Sale of Equipment                                         28,550                196,805
                                                        13,191,582             15,252,559
                                                   ---------------          -------------
Cost of Sales:
  Direct job costs                                      12,311,445             15,768,793
  Cost of equipment sales                                   22,413                 81,933
                                                        12,333,858             15,850,726
                                                   ---------------          -------------
Gross Profit (Loss)                                        857,724              (598,167)
                                                   ---------------          -------------
Operating Expenses:
  General and administrative expenses                    5,835,451              5,945,932
  Depreciation and amortization                            539,412                560,057
                                                         6,374,863              6,505,989
                                                   ---------------          -------------
Income (Loss) from Operations                          (5,517,139)            (7,104,156)

Other Income:
  Interest income (expense)                              (252,674)                 23,095
                                                   ---------------          -------------
Income (Loss) before Provision (Credit)
 for Income Taxes                                      (5,769,813)            (7,081,061)

Provision (Credit) for Income Taxes                    (1,000,000)            (1,190,000)
                                                   ---------------          -------------
Net Income (Loss)                                      (4,769,813)            (5,891,061)

Preferred Stock Dividends including
 amortization of beneficial conversion
 feature of $1,109,589 being amortized
 over 180 days                                           1,236,847                      -
                                                   ---------------          -------------
Net Income (Loss) on Common Stock                     ($6,006,660)           ($5,891,061)
                                                   ===============          =============
Earnings (Loss) per Share:
  Primary earnings (loss) per share                        ($0.59)                ($0.77)
                                                   ===============          =============
  Fully diluted earnings (loss) per share                  ($0.59)                ($0.77)
                                                   ===============          =============
  Primary common shares outstanding                     10,173,582              7,635,416
                                                   ===============          =============
  Fully diluted common shares outstanding               10,173,582              7,635,416
                                                   ===============          =============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 For the Three Months Ended September 30,
                                                 ----------------------------------------
                                                       1997                     1996
                                                 ----------------          --------------
Revenue:
  Contract Income                                      $5,368,831             $3,976,763
  Sale of equipment                                             -                 44,005
                                                        5,368,831              4,020,768
                                                 ----------------          -------------
Cost of Sales:
  Direct job costs                                      4,931,358              4,393,869
  Cost of equipment sales                                       -                  9,089
                                                        4,931,358              4,402,958
                                                 ----------------          -------------

Gross Profit (loss)                                       437,473               (382,190)
                                                 ----------------          -------------

Operating Expenses:
  General and administrative expenses                   1,804,723              2,355,922
  Depreciation and amortization                           163,571                177,812
                                                        1,968,294              2,533,734
                                                 ----------------          -------------

(Loss) from Operations                                (1,530,821)            (2,915,924)

Other Income (Expense):
  Interest income (expense)                             (290,208)                  7,224
                                                 ----------------          -------------

Income (Loss) before Provision (Credit)
 for Income Taxes                                     (1,821,029)            (2,908,700)

Provision  (Credit) for Income Taxes                    (320,000)              (490,000)
                                                 ----------------          -------------

Net Income (Loss)                                     (1,501,029)            (2,418,700)

Preferred Stock Dividends including
 $265,068 amortization of beneficial
 conversion feature of $1,109,589
 being amortized over 180 days                            312,785                      -
                                                 ----------------          -------------

Net Income (Loss) on Common Stock                    ($1,813,814)           ($2,418,700)
                                                 ================          =============

Earnings (Loss) per Share:
  Primary earnings (loss) per share                       ($0.16)                ($0.27)
                                                 ================          =============

  Fully diluted earnings (loss) per share                 ($0.16)                ($0.27)
                                                 ================          =============

  Primary common shares outstanding                    11,296,671              8,879,023
                                                 ================          =============

  Fully diluted common shares outstanding              11,296,671              8,879,023
                                                 ================          =============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Nine Months Ended September 30,
                                                      ---------------------------------------
                                                            1997                    1996
                                                      ----------------          -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                       ($4,769,813)          ($5,891,061)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Deferred Taxes                                       (1,000,000)           (1,164,392)
      Depreciation and amortization                           539,412               560,058
      Decrease (Increase) In:
        Accounts receivable                                  (963,182)           (1,342,466)
        Inventory                                                   -                     -
        Notes receivable                                      (39,014)             (279,869)
        Costs and estimated earnings in excess
         of billings                                        1,947,676             3,168,692
        Prepaid expenses                                     (150,446)              103,344
        Bonding Deposits                                       46,474               883,163
        Recoverable income taxes                                    -               959,459
        Other current assets                                 (347,634)              (15,742)
        Debt Discount                                         206,849                     -
      Increase (Decrease) In:
        Accounts payable and accrued expenses              (2,768,679)           (1,734,714)
        Billings in excess of costs and
         estimated earnings                                    73,568              (765,058)
                                                        --------------          -----------
          Net cash (used in) operating
           activities                                      (7,224,789)           (2,833,654)
                                                        --------------          -----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                (39,820)             (687,592)
  Proceeds from disposal of property, plant
   and equipment                                               22,368                     -
  Acquisition of other assets                                        -           (1,768,160)
  Increase (decrease) of loans and advances
   to officers                                                (43,093)             (261,282)
                                                        -------------           -----------
      Net cash (used in) investing activities                 (60,545)           (2,717,034)
                                                        -------------           ----------
Cash Flows from Financing Activities:
  Preferred stock dividends                                  (127,258)                    -
  Long-term debt borrowing                                    938,993                     -
  Net proceeds from convertible notes issuance              2,780,000                     -
  Net proceeds from convertible preferred
   stock issuance                                           2,722,500                     -
  Principal payments and current maturities
   of long-term debt                                         (474,800)             (272,998)
  Proceeds from exercise of stock options
   and warrants                                             5,693,015             8,713,299
                                                        -------------           -----------
      Net cash provided by financing activities            11,532,450             8,440,301
                                                        -------------           -----------
Increase (Decrease) in Cash and Cash Equivalents            4,247,116             2,889,613
Cash and Cash Equivalents, beginning of period              1,001,254                83,286
                                                        -------------           -----------
Cash and Cash Equivalents, end of period                   $5,248,370            $2,972,899
                                                        =============           ===========
Supplementary Disclosures of Cash Flow
 Information:
Cash paid during the period for:
  Interest expense                                            $231,707              $42,911
                                                        ==============          ===========
  Income taxes                                                       -                    -
                                                        ==============          ===========
 Supplemental Disclosure of Noncash Investing
  and Financing Activities:
  Property, plant and equipment financing                            -             $163,605
                                                        ==============          ===========
  Conversion of convertible notes to common stock             $300,000           $2,828,037
                                                        ==============          ===========
  Beneficial conversion feature-debt discount               $4,718,750                    -
                                                        ==============          ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

3.   EARNINGS PER SHARE

     The Company is calculating earnings per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature was $1,109,589) and was amortized as a dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.

4.   CONVERTIBLE NOTES

     On August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 2,675,000 three year Warrants (the "Three Year Warrants").

     The Convertible  Notes are  convertible  into Common Stock at the lesser of
     (i) $2.75 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants was subject to the issuance of a maximum of 1,997,130 shares of Common

     Stock  on  conversion  unless  the  shareholders  of the  Company  approved issuances  beyond  that  level upon  conversion.  Shareholder  approval  of issuances beyond 1,997,130 shares was received on November 4, 1997. Further, the Company has the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes pay interest at 7% payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. In the event that a registration statement covering the shares underlying the Convertible Notes has not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes shall be increased to 18% and 24%, respectively, from those dates until such a registration statement becomes effective.

     The value, totaling $4,718,750, of the discounted conversion feature on the notes and the value of the warrants has been accounted for as additional interest via a debit to debt discount and a credit to paid-in-capital. The debt discount has been calculated as the fixed discount from the market at the date of sale based upon the common stock's trading price of $4 per share on August 13th. This interest is being amortized over the three year life of the debt. During the third quarter $206,849 was amortized and recorded as interest expense.

5.   REVENUE RECOGNITION AND USE OF ESTIMATES

     The consolidated financial statements have been prepared on the basis of the percentage of completion method of accounting. Under this method contract revenue is determined by applying to the total estimated income on each contract, a percentage which is equal to the ratio of contract costs incurred to date to the most recent estimate of total costs which will have been incurred upon the completion of the contract. Costs and estimated earnings in excess of billings represents additional earnings over billings, based upon percentage completed, as outlined above. Similarly, billings in excess of costs and estimated earnings represent excess of amounts billed over income recognized. Actual results can differ from the estimates. Losses anticipated on contracts, excluding period costs, should be charged to operations as soon as they are evident. In the first quarter of 1997, the Company recognized revenues equivalent to its costs incurred on its Davy contract based on approximately one million dollars in unapproved change orders. The Company originally reversed these revenues in the second quarter when it became aware that the change orders had not been approved. The Company is aggressively pursuing its claims. Future revenues will be recognized when this claim is finally settled. Also, in the first quarter the Company recorded revenue of $3.5 million dollars for the sale of four generators on a sale agreement dated March 28, 1997. Based on the Company's discussions with the SEC accounting staff, the Company has agreed to restate its quarterly financial statements for the first two quarters "because recognizing change orders as revenues was tantamount to recognizing gain contingencies which is expressly prohibited by SFAS 5"; and, "because the revenue on the sale of the four generators should not be recognized until the period they are shipped." The disclosure requirements of the APB opinion number 20 of earnings (loss) per share, net income
     (loss), and income tax (credit) are as follows:

                                                                              1997
                                                  ------------------------------------------------------------
                                                      First                 Second                  Six
                                                     Quarter                Quarter                Months
                                                  --------------       -----------------      ----------------
Income (Loss) before Provision (Credit)
 for Income Taxes                                     1,722,311             (1,936,487)             (214,176)
Change                                               (4,306,608)               572,000            (3,734,608)
                                                  --------------       -----------------      ----------------
Amount Restated                                      (2,584,297)            (1,364,487)           (3,948,784)

Provision (Credit) for Income Taxes                     300,000               (340,000)              (40,000)
Change                                                 (750,000)               110,000              (640,000)
                                                  --------------       -----------------      ----------------
Amount Restated                                        (450,000)              (230,000)             (680,000)

Net Income (Loss)                                     1,422,311             (1,596,487)             (174,176)
Change                                               (3,556,608)               462,000            (3,094,608)
                                                  --------------       -----------------      ----------------
Amount Restated                                      (2,134,297)            (1,134,487)           (3,268,784)

Net Income (Loss) on Common Stock                     1,105,544             (2,203,782)           (1,098,238)
Change                                               (3,556,608)               462,000            (3,094,608)
                                                  --------------       -----------------      ----------------
Amount Restated                                      (2,451,064)            (1,741,782)           (4,192,846)

Earning (Loss) Per Share                                  $0.12                 ($0.23)               ($0.11)
Change                                                   ($0.38)                 $0.05                ($0.34)
                                                  --------------       -----------------      ----------------
Amount Restated                                          ($0.26)                ($0.18)               ($0.45)

Also, the Company has or will take the following steps to improve its accounting controls for contract revenue and cost reporting.

1.   The Company will not recognize any revenues on unapproved change orders.

2. The Company will add another CPA to its accounting staff to manage the contract revenue and cost reporting systems.

3. The Company has implemented a new contract revenue and cost reporting system whereby standardized reports on detail job costs incurred to date and revenues billed are provided to project directors for all contracts on a weekly basis. Additionally, standardized contract cost summaries are being prepared weekly by project directors which include costs incurred to date and estimated costs to completion . These reports will be reviewed at weekly meetings.

4. The Company's Audit Committee has requested our independent public accountants to review the Company's current contract revenue and cost reporting systems and to make recommendations to improve the systems and to assist in implementing those recommendations. The accountants started this review the week ended November 14th and anticipate completion before the end of the year.

     The Company provided a reserve of $350,000 for the current period associated with accounting for potential cost overruns on existing contracts. The Company is currently reviewing with its independent accountants various methods to modify its present method of recording costs under the percentage of completion method to report on a more conservative basis. It is anticipated that the final agreed upon method will recognize little if any gross margin early in the job until sufficient progress has been made to verify the probable accuracy of cost estimates prepared during the bidding process. A contingency factor based on total estimated costs will be provided. The Company anticipates that probably half of this factor would be reversed after the contract is 75% complete and the balance when the contract is completed.

     The Company's management believes that the successful implementation of all of the procedures above will improve the accuracy of the financial reporting and help to eliminate the prior problem of cost overruns being reported late in a contract's life cycle.

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

Third Quarter of 1997 Compared with Third Quarter of 1996

The Company's total revenues increased by approximately 33.5% from $4,021,000 for the quarter ended September 30, 1996 to $5,369,000 for the quarter ended September 30, 1997. Contract service income increased during the quarter by 35.0% from $3,977,000 in 1996 to $5,369,000 in 1997. The increase in contract service income and total revenues is attributable to lower volume in 1996. Surplus equipment revenues decreased 100% from $44,000 in 1996 to none in 1997.

Direct job costs increased by approximately 12.2% from $4,394,000 for the quarter ended September 30, 1996 to $4,931,000 for the same period in 1997. The primary elements of such increase in job costs were job salaries and material and supplies. The increase in job costs was attributable to the increase in contract service revenues during the quarter. Cost of equipment sales decreased from $9,000 in 1996 to none in 1997.

General and administrative expenses decreased 23.4 % from $2,356,000 during the quarter ended September 30, 1996 to $1,805,000 during the same period in 1997. The decrease in general and administrative expense was attributable to audit refunds on workers compensation insurance.

In addition to its operating income and expenses, the Company reported net interest income/(expense) of ($290,000) for the quarter ended September 30, 1997 as compared to net interest income/(expense)of $7,000 for the same period in 1996. The decrease in net interest income/(expense) was primarily attributable to $206,000 in interest expense for the amortization of the beneficial conversion feature on the convertible notes which is being treated as additional interest over the life of the debt.

As a result of the foregoing, the Company reported a loss before taxes of $1,821,000 and a net loss of $1,501,000 for the quarter ended September 30, 1997 as compared to a loss before taxes of $2,909,000 and a net loss of $2,419,000 for the same quarter in 1996. The net loss attributable to common stock was increased by the preferred stock dividends ($48,000) and an accounting "deemed dividend" ($265,000) arising from the amortization of the beneficial conversion feature of the Company's Series B Preferred Stock. The Company is calculating earning per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaling $1,109,589) and has amortized the dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

Total revenues decreased by approximately 13.5% from $15,253,000 for the nine months ended September 30, 1996 to $13,192,000 for the same period in 1997. Contract service income decreased during the period by 12.6% from $15,056,000 in 1996 to $13,163,000 in 1997 due to lower volume in the first half of 1997.

Surplus equipment revenues decreased 85.3% from $197,000 in 1996 to $29,000 in 1997 on lower volume.

Direct job costs decreased by approximately 22% from $15,769,000 for the nine months ended September 30, 1996 to $12,311,000 for the same period in 1997. The decrease was attributable to lower volume and the primary elements were job salaries and materials and supplies.

Cost of equipment sales decreased from $82,000 in 1996 to $22,000 in 1997 on lower volume.

General and administrative expenses decreased 1.9% from $5,946,000 during the nine months ended September 30, 1996 to $5,835,000 during the same period in 1997. The decrease was primarily attributable to audit refunds on workers compensation insurance.

The Company reported a decrease in net interest income/(expense) from $23,000 for the nine months ended September 30, 1996 to ($253,000) for the same period in 1997. See the quarterly comparison for the discussion of the factor contributing to the decrease.

As a result of the foregoing, the Company reported a loss before taxes of $5,770,000 and a net loss after tax of $4,770,000 for the nine months ended September 30, 1997 as compared to a loss before taxes of $7,081,000 and a net loss after taxes of $5,891,000 for the same period in 1996.

The net loss attributable to common stock was increased by $127,000 in preferred stock dividends and $1,110,000 amortization of the beneficial conversion feature.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At September 30, 1997, the Company had a backlog totaling approximately $43 million compared to a backlog of approximately $42 million at September 30, 1996. The largest component of the Company's backlog at September 30, 1997 was $15 million for the East Dam project.

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

The Company had working capital of $15,541,000, including cash and cash equivalents balances of $5,248,000 at September 30, 1997. This compares to working capital of $8,731,000 and a cash balance of $1,001,000 at December 31, 1996. The increase in working capital is primarily attributable to $5.7 million in proceeds from exercise of stock options and warrants, $3 million sale of Series B Convertible Preferred Stock in February 1997, the $3.025 million issuance of convertible notes in August 1997, less the $4.8 milion net loss for the nine months.

Quarter-end receivables as a percentage of third quarter revenue was 122.7% in 1997 compared to 134.9% in the same period of 1996. Year-end receivables as a percentage of fourth quarter revenue increased substantially from 53.0% in 1994 to 103.5% in 1995 and 157% in 1996. This ratio was 82% at December 31, 1993. The ratio dropped to 53% at December 31, 1994 because the Company received a $4,184,000 payment on a major contract on December 23, 1994. If this payment had been received after year end, the ratio would have been a more comparable 98.4%.

Unbilled revenue as a percentage of quarterly contract income was 0% at December 31, 1993, 31% at December 31, 1994, 56% at December 31, 1995, and 27% at
December 31, 1996 and 12% at September 30, 1997. Also, accounts payable have constantly decreased since 1994 whereas accounts receivable and unbilled revenues have increased substantially during this period. Prior to going public in April 1994, most of the Company's revenues were generated in the private sector. Many of these contracts had substantial initial mobilization payments and generated positive cash flow during the life of the contract. Since then the company has been successful, as a result of its growth strategy, in obtaining a number of government contracts at major Department of Energy and Department of Defense sites. This work was obtained as a direct result of opening three new regional offices. The experience with these contracts has been negative cash flows until we near contract completion. This is due to the requirement that we submit a schedule and a schedule of values at the beginning of the job and bill according to the percent complete of each item in the schedule of values - not the costs we have incurred. Our jobs of any size are at a risk of being front end cost loaded when there is little progress to report (i.e., we cannot bill until the structure is demolished). The Company is aware of this problem and is trying to remedy it by maximizing mobilization costs in the schedule of values, requiring subcontractors to bill on the same basis and aggressively negotiating better (less front end cost loaded) schedule of values.

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

Inventory of $1,182,000 at September 30, 1997 remains unchanged from December 31, 1996.

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

The Company had available at December 31, 1996, approximately $11,575,000 of operating loss carry-forwards that may be applied against future taxable income. $2,350,000 of such losses expire in the year 2010 and the balance the following year. Based on the reported loss to date it will take approximately $10.6 million dollars in future taxable income to recover the reported deferred tax asset.

At September 30, 1997, the Company's only long term debt was $390,000 in installment debt secured by job equipment.

During the quarter ended September 30, 1997, the Company made additional loans of $370,000 repayable upon demand with interest at 9.25% to its ninety percent owned subsidiary, Global Waste & Energy, Inc. ("Global Delaware"). In addition, IDM, through a wholly-owned subsidiary of Global Delaware ("Global Alberta") loaned $160,000 (Canadian) to Continental Waste Conversion, Inc. ("CWC") repayable in 18 consecutive installments commencing January 1, 1997 with interest at 7.5% per annum. As of the date of this report, CWC has made no payment and the loan is delinquent. On April 1, 1997 CWC commenced litigation against the Company and two of its subsidiaries, Global Delaware and Global Alberta, and the two principal officers of Global Alberta. CWC alleges that the agreements entered into whereby CWC granted to Global Delaware the exclusive world wide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology in exchange for a 10% interest in Global Delaware should be voided because amongst other claims CWC did not obtain proper approvals and the transaction was not consummated on an arms length basis. Their claim alleges the loss of revenues estimated at $30 million. The Company believes this claim is without merit and intends to vigorously contest this claim. On September 19, 1997, the Company was awarded interim judgement with regard to the CWC claims.

Other than funding the Company's power generating projects, bonding and other job costs the Company does not anticipate any substantial demands on the liquidity or capital resources of the Company during the following twelve months.

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

As a result of the Company's negative operating cash flows, the Company has, from time to time, sought additional capital to support operations and growth. During the first half of 1997, the Company sold 300 shares of Series B
Convertible Preferred Stock for $3.0 million. The Series B Preferred Stock is convertible into Common Stock at a price based on the lesser of a predetermined percentage of the market price at closing or a predetermined discount to the market price of the Common Stock over the five trading-day period preceding conversion. The current conversion price of the Series B Preferred Stock is the lesser of $2.225 or 73% of the average closing price of the Common Stock over the five trading-day period preceding conversion. The Series B Preferred Stock pays a 7% dividend payable on conversion or at redemption in cash or Common Stock, at the Company's option. Conversions are subject to the Company's right to redeem at $12,200 per share any Series B Preferred Shares submitted for conversion at a price of $1.80 per share or less. In conjunction with the sale of the Series B Preferred Stock, the Company undertook to file a registration statement covering the resale by the holders of Common Stock issuable pursuant to the terms of the Series B Preferred Stock. Pursuant to the terms of such undertaking, the Company is obligated to pay to the holders two percent of the face amount of the preferred stock per month, payable in cash or in Common Stock, commencing approximately May 15, 1997 until the required registration statement becomes effective. As of November 19, 1997, the registration statement had not yet been declared effective.

On August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 2,675,000 three year Warrants (the "Three Year Warrants"). The Convertible Notes are convertible into Common Stock at the lesser of (i) $2.75 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants was subject to the issuance of a maximum of 1,997,130 shares of Common Stock on conversion unless the shareholders of the Company approved issuance beyond that level upon conversion. At a special shareholders' meeting on November 4, 1997, the shareholders approved the issuance of shares in excess of 1,997,130. Further, the Company has the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes pay interest at 7% on conversion or at redemption in cash or Common Stock, at the Company's option. In the event that a registration statement covering the shares underlying the Convertible Notes has not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes shall be increased to 18% and 24%, respectively, from those dates until such a registration statement becomes effective. As of November 19, 1997, the registration statement had not yet been declared effective.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not Applicable.

Item 1. Legal Proceedings

     On April 1, 1997 Continental Waste Conversion, Inc. ("CWC") commenced litigation against the Company and two of its subsidiaries, Global Waste & Energy, Inc., Delaware and Global Waste & Energy, Inc., Alberta, and the two principal officers of Global Alberta. CWC alleges that the agreements entered into whereby CWC granted to Global Delaware the exclusive world wide rights (excluding Canada) to the proprietary Kocee Gas Generator waste treatment technology in exchange for a 10% interest in Global Delaware should be voided because amongst other claims CWC did not obtain proper approvals and the transaction was not consummated on an arms length basis. Their claim alleges the loss of revenues estimated at $30 million. On September 19, 1997, the Company was awarded an interim injunction with regard to CWC.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IDM ENVIRONMENTAL CORP.


Dated:   November 19, 1997               By: /s/ Joel Freedman
                                            ------------------------------------
                                            Joel Freedman, President


Dated:   November 19, 1997               By: /s/ Michael B. Killeen
                                            ------------------------------------
                                             Michael B. Killeen, Principal
                                             Financial and Accounting Officer