Form 10-Q/A
period 1997-09-30
IDM ENVIRONMENTAL CORP
filed 1997-12-23
CIK 909792

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

The Company had available at December 31, 1996, approximately $11,575,000 of operating loss carry-forwards that may be applied against future taxable income. $2,350,000 of such losses expire in the year 2010 and the balance the following year. Based on the reported loss to date it will take approximately $10.6 million in future taxable income to recover the reported deferred tax asset of $3,609,000 at September 30, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and the net operating losses can be carried forward. In determining such projected future taxable income, management has considered the company's historical results of operation, the current economic environment within the company's core industries and future business activities which the company has positioned itself. Management believes the company will realize taxable income in future years. However, based on the company's substantial losses over the past three years, the current contract commitments in the backlog, and carry-forward limitations governed by state, federal and foreign tax agencies, management believes it is more likely than not that the company will not realize its entire net deferred tax asset. A valuation allowance of $4,046,000 has been established by management as a reduction of the company's deferred tax assets of $7,655,000. Management believes that the net deferred tax asset will be realized through future taxable income, primarily resulting from the substantial income the Company will receive from a project with an expected term of ten years. The Company expects to receive a signed memorandum of understanding for this project prior to the end of January, 1998. Management believes that the income generated from this project will be more than sufficient to realize the deferred tax asset recorded at September 30, 1997.

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

                                         IDM ENVIRONMENTAL CORP.


Dated:   December 23, 1997               By: /s/ Joel Freedman
                                            ------------------------------------
                                            Joel Freedman, President


Dated:   December 23, 1997               By: /s/ Michael B. Killeen
                                            ------------------------------------
                                             Michael B. Killeen, Principal
                                             Financial and Accounting Officer