Form 10-K
period 1997-12-31
IDM ENVIRONMENTAL CORP
filed 1998-04-16
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-23900

                             IDM ENVIRONMENTAL CORP.
                    -------------------------------------------
                (Name of registrant as specified in its charter)

            New Jersey                                          22-2194790
     ------------------------                             ----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)


               396 Whitehead Avenue, South River, New Jersey 08882
             --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (732) 390-9550

Securities Registered Pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
   --------------------               ------------------------------------------
         None                                           None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                Class A Warrants
                         -------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     17,704,935 shares of common stock of the Registrant were outstanding as of April 9, 1998. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price on the Nasdaq National Market, was approximately $58,400,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1997 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------

PART I

         ITEM 1.  BUSINESS..................................................   1
         ITEM 2.  PROPERTIES................................................  16
         ITEM 3.  LEGAL PROCEEDINGS ........................................  17
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.......................................  18

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS...........................  18
         ITEM 6.  SELECTED FINANCIAL DATA...................................  20
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS.............................................  21
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................  30
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............  31
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE......................................  31

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT...............................................   31
         ITEM 11. EXECUTIVE COMPENSATION...................................   31
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT....................................   31
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS.............................................   31
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K......................................   31

SIGNATURES

                                     PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 29 of this Form 10-K.

ITEM 1.  BUSINESS

     IDM Environmental Corp. (the "Company") is a global diversified services company offering a broad range of design, engineering, construction, project development and management, and environmental services and technologies. The Company, through its domestic and international affiliates and subsidiaries, offers services and technologies in three principal areas: Energy Project Development and Management, Environmental Remediation and Plant Relocation Services.

     The Company's energy project development and management services ("Energy Services") are provided through IDM Energy Corporation and local project subsidiaries. The Company actively entered the Energy Services market in 1997 and expects to begin construction of energy facilities during 1998 with operating energy facilities expected to be connected to the local grid in El Salvador by 1999. The Company is aggressively pursuing additional energy facility "build, own and operate" opportunities in Asia, Eastern Europe, Central and South America and expects to bring additional energy facilities on-line beginning in 1999. Energy Services offered by the Company include project design and development, engineering, finance, ownership and, soon to be, operation for conventional and other energy projects.

     The Company's environmental remediation services, the historical core business of the Company, encompass a broad array of environmental consulting, engineering and remediation services with an emphasis on the "hands-on" phases of remediation projects. The Company is a leading provider of full-service turnkey environmental remediation and plant decommissioning services and has established a track record of safety and excellence in the performance of projects for a wide range of private sector, public utility and governmental clients worldwide. Additionally, the Company has melded its core expertise in engineering, decommissioning and dismantlement services in environmentally sensitive settings to establish a position in the forefront of the nuclear power plant decommissioning, site remediation and reindustrialization market.

     The Company's plant relocation services encompass a broad array of non-traditional engineering projects, with an emphasis on plant dismantlement, relocation and reerection. The Company has established itself as a world leader in plant relocation services employing a proprietary, integrated matchmarking, engineering, dismantling and documentation program that provide clients with significant cost and schedule benefits when compared to traditional alternatives for commencing plant operations.

     The Company is a New Jersey corporation formed in 1978. Its principal offices are located at 396 Whitehead Avenue, South River, New Jersey 08882, telephone number (732) 390-9550.

Business Strategy

     The Company's business has evolved, and continues to evolve, to capitalize on market opportunities. The Company has added strategic capabilities and resources through the years to move the business from its roots as a demolition and deconstruction company to a full service environmental remediation company and plant relocation services company and, now, an energy project developer and manager.

     In 1997, the Company began to implement a strategic plan to capitalize on the Company's strengths and market opportunities to position the Company as a global leader in providing services and technologies in selected high growth markets with an emphasis on developing recurring revenue streams. The core elements of the Company's strategic plan are (1) aggressive entry into the global energy production development and plant management market, (2) narrowing the focus of the Company's environmental remediation services to emphasize specialized services and technologies in high growth, high margin niche markets, and (3) emphasizing the Company's multi-disciplinary expertise and relationships to generate growth in demand for the Company's plant relocation services. Management believes that the Company's ability to respond to opportunities in the market and deploy a broad array of technologies and expertise in a rapid and cost effective manner provides a competitive advantage to the Company in its efforts to achieve the elements of its strategic plan.

     Central to the Company's strategy is its commitment to generating long-term recurring revenue streams as a foundation for the Company's other project specific activities. International energy production projects are the core of the Company's planned recurring revenue streams. The Company's entry into the energy production market began with the execution of a power purchase agreement in El Salvador pursuant to which the Company agreed to develop, construct and operate an energy production facility and the largest Salvadorean distribution company agreed to purchase energy from such facility. The Company has since entered into preliminary agreements pursuant to which the Company's operating subsidiary would contract with third party sources to construct an energy generation facility, supply equipment for such facility, provide financing for the construction of the facility and provide operations and maintenance services for the facility. The Company would own a controlling interest in the facility which is expected to generate substantial ongoing revenues and operating profits to the Company in addition to development fees which the Company expects to realize from the project. In conjunction with the Company's initial energy project in El Salvador, the Company expects to develop expertise in energy project operations and maintenance services which can be deployed in future energy projects. Management anticipates that the El Salvador energy project will begin construction during 1998 and be operational in 1999.

     Management has identified a number of potential energy projects for future development and is committed to identifying additional project opportunities in the future. Management believes that one or more of the current energy projects under discussion will come to fruition during 1998 and 1999 and that the commencement of operations in El Salvador will add to the Company's profile as an energy project developer, owner and operator allowing the Company to aggressively pursue additional opportunities to add to its recurring revenue base from the development and operation of energy projects.

     Within the Company's historical environmental remediation services offerings, the Company strategy is to concentrate its efforts on highly specialized environmental projects where competition is less intense, profit margins are generally higher and proprietary technology and engineering expertise are valued at a premium. With the growth and evolution of the environmental remediation market in the 1990's, various segments of the remediation market have reached maturity and have become characterized by intense competition and minimal operating margins. While the Company continues to be active in the environmental remediation market, the Company expects that bidding or negotiating of future remediation contracts will be limited to special situations in which higher margins can be generated by the deployment of proprietary technologies such as the Molecular Bonding Soil Remediation System and Life International Products' superoxygenation bioremediation technology licensed by the Company and the utilization of specialized engineering services. In particular, the Company is aggressively pursuing opportunities involving the decommissioning and remediation of large commercial nuclear power facilities, which market management believes to be in an early growth stage.

     In the plant relocation services area, the Company will continue to emphasize its ever broadening expertise in an array of project engineering disciplines and the establishment of strong relationships to drive demand for its services. With the Company's historical record of sourcing, dismantling, relocating and reerecting process plants and other facilities as a timely and cost effective alternative to the construction of new facilities, management believes that the demand for such services, particularly in growing economies outside of the United States and western Europe, will continue to grow and that the Company will be a leading provider of those services worldwide.

     Supplementing its core business operations, the Company has historically sought out, and will continue to seek out, opportunities which are compatible with the Company's existing expertise and capabilities to enhance the Company's recurring and nonrecurring revenues. Illustrative of such opportunities is the Company's acquisition of a license covering the bottling rights and distribution of the Life International Products' superoxygenation process in southeast Asia which license was acquired after the Company acquired the rights to utilize the technology for bioremediation purposes.

Industry Background

     Energy Services Industry. Worldwide, the energy industry is diverse and growing increasingly competitive. Management believes that economic development in the previously underdeveloped nations of Eastern Europe, Asia and South and Central America has created, and will continue to produce, growing demand for electrical power in those markets. While many of the developing nations' energy needs are served by various independent energy producers, distributors and state, municipal and privately owned utilities, it is management's belief that the energy needs of many of those nations are not currently met.

     In an effort to capitalize on the perceived growth in demand for electrical power in developing nations, as well as opportunities to deploy the Company's proprietary waste-to-energy technology and inventory of generators, the Company has actively entered the energy market. The Company has formed alliances and entered into agreements with various strategic and financing partners and industrial consumers and local governments to construct, own and operate energy production facilities in Eastern European and Central American markets. While other energy producers may currently serve those markets or enter into those markets, the Company has entered into, or expects to enter into Power Purchase Agreements ("PPAs") in each of those markets whereby industrial or governmental concerns will guarantee the purchase of all or a substantial portion of the energy produced by such such facilities. Management believes that additional opportunities to construct and operate energy facilities will become available as the industrialization of underdeveloped countries progresses.

     While management sees substantial opportunities in the international energy market, that market is subject, and will continue for the foreseeable future to be subject, to a variety of risks and uncertainties. The energy market is a niche market which is served by a relatively small number of large competitors operating in multiple markets and having substantially greater resources than the Company and by many local producers having established relationships with local industry and government. In addition to competitive risks, the operation of energy facilities and the entry into new markets is subject to local economic risks which may severely effect the demand for energy and the ability to finance projects and pay for energy production in underdeveloped nations. See "Competition - Energy Services."

     Environmental Services Industry. The "hands-on" environmental services industry is a diverse and rapidly changing industry. While the industry was virtually nonexistent prior to the mid-1970's, the overall worldwide market for environmental services has grown rapidly over the past two decades. Company management estimates the worldwide environmental services market at $300 billion for 1997. Included within such industry are numerous specialty areas with the largest markets being in solid waste handling and disposal, hazardous waste treatment and disposal, air pollution control, water supply and wastewater treatment and analytical and environmental consulting services.

     The tremendous growth experienced in the 1980's and early 1990's within the environmental services industry was driven by growing public concern for and awareness of environmental issues which was accompanied by extensive legislation and governmental regulation aimed at protecting the environment and requiring responsible parties to clean up existing environmental hazards. Since the enactment of the Resource Conservation and Recovery Act ("RCRA") in 1976, the
federal government and the various state governments have significantly increased the scope of governmental regulation relating to the environment. See "Regulation."

     As a result of the growing public concern for environmental issues and extensive government regulation, virtually every industry must now address environmental issues, both with respect to future operations as well as prior operations. While significant resources are being devoted to reducing pollution and the discharge of hazardous waste into the environment, many industries have devoted, or are facing the prospect of devoting, even greater resources to the clean up of existing hazards created by prior operations, some of which may have been terminated years earlier. Such clean up obligations extend to the remediation of so called "superfund" sites, including removal of structures on such sites, the decommissioning, dismantling and clean up of chemical plants, nuclear facilities, utility plants and other facilities where hazardous materials are generated and the clean up of facilities which do not produce but may use environmentally hazardous materials which may be spilled or otherwise discharged into the environment, as well as to asbestos abatement and other forms of environmental clean up. See "Environmental Services."

     In addition to private companies which utilize environmental services to close or clean facilities on a voluntary basis or as a potential responsible party under government compulsion, governmental agencies, and facilities operated by such agencies, particularly the Department of Defense ("DOD") and the Department of Energy ("DOE"), are becoming larger consumers of "hands-on" environmental services. Spending by the federal government for "hands-on" environmental programs is expected to increase as a percentage of total funding. Total funding for these programs in 1997 was approximately $6 billion by DOE and $5 billion by DOD. Of this market, the value of "hands-on" remediation and decommissioning services in 1997 was approximately $700 million for DOE and $600 million for DOD. In 1998, the portion of the market devoted to "hands-on" services is expected to double. State and local spending, as well as spending by universities and other research institutions, on "hands-on" environmental clean up is also expected to increase.

     As the environmental services industry has grown and matured, the nature of the services provided and the nature of the service providers has evolved. Through the late 1980's, the industry was largely focused on early stage activities, including site assessment, identification of hazards and hazardous sites, and identification and establishment of responsible parties. While actual remediation activities took place at various sites, a significant portion of the resources devoted in the environmental field went to consultants and attorneys and the number of sites requiring remediation continued to grow. Actual remediation or site clean up have commanded a significant portion of the environmental resources during the 1990's and are expected to continue to be the focus of resources in the future.

     The rapid growth in demand for environmental services during the 1980's and early 1990's has attracted many entrants into the environmental services market. Despite the influx of entrants into the market, a significant portion of the market is still controlled by larger architectural engineering and construction firms. Such firms have typically been called in as consultants on large jobs to plan and oversee environmental operations but continue to subcontract out asbestos and hazardous waste remediation, dismantling and demolition operations. See "Competition."

     With the entry of increasing competition, the market for certain labor intensive low technology services, such as asbestos abatement, dismantling and demolition, has become saturated resulting in lower margins in those segments. Other segments of the market requiring special skills and technologies have not experienced substantial growth or entrance of competition to date but are expected to experience strong growth over the coming years. The Company believes that nuclear facilities decommissioning and remediation will be the primary growth market in the environmental services field over the coming years.

     The Company believes that it is widely recognized within the engineering and industrial world for its expertise in decontamination, decommissioning and dismantling services. The Company has worked with numerous top engineering firms as well as Fortune 500 companies providing specialty environmental services in the areas of decontamination and decommissioning.

     Plant Relocation Services Industry. The plant relocation industry is a highly specialized niche market business. The Company believes that the relocation of process plants as a viable option to acquisition or on-site construction of new facilities has grown rapidly in recent years with the industrialization of underdeveloped countries, particularly in Eastern Europe, Asia and South America. It has been management's experience that the acquisition and relocation of existing facilities can cost one-half or less of the cost of acquiring new facilities. Additionally, as most large plants and facilities require substantial lead time to manufacture and deliver, facilities can typically be brought operational in a significantly shorter time period where a suitable plant can be identified, acquired and relocated as compared to the time required to manufacture new facilities.

     While information as to the worldwide scope and size of the plant relocation industry is not readily available, management estimates that the worldwide market for such services was in excess of $1 billion during 1997 with a substantial majority of the demand for such services being outside of the United States. Management expects that demand for plant relocation services in Asia will be temporarily curtailed during 1998 as a result of the currency crisis experienced in that region during the second half of 1997 and into early 1998. However, management believes that the cost and time benefits associated with plant relocations will result in strong growth in demand for those services over the next decade.

     The plant  relocation  market is served  by a variety  of  engineering  and construction firms which typically offer plant relocation services as an additional service to customers. Management believes that the Company is one of the few competitors in the plant relocation industry offering those services as a primary service as opposed to an additional service. Because of its experience in sourcing and relocating plants and its emphasis on providing plant relocations as a primary service, management believes that the Company is widely recognized as a leader in the worldwide plant relocation services market.

Energy Project Development and Management Services

     In 1996, the Company laid the groundwork for entry into the energy market. In evaluating the potential markets for the Company's power generation equipment inventory and opportunities for future growth and establishment of recurring revenue streams, management identified the demand for energy in emerging markets as a business opportunity with the potential to meet each of the Company's criteria in those regards.

     After evaluating various options for entry into the energy production market, the Company acquired a license from Continental Waste Conversion, Inc. ("CWC") pursuant to which the Company was granted the exclusive worldwide rights (excluding Canada) to CWC's proprietary gasification technology that can convert municipal solid waste into electrical energy. Through that investment, the Company now offers state-of-the-art solutions to municipal waste and energy concerns worldwide. Management believes that this gasification technology offers a number of significant advantages over existing waste-to-energy or other gasification technologies, including the production of substantially reduced volumes of secondary waste ash and compliance with the most stringent international clean air standards.

     With the acquisition of the rights to deploy the CWC waste-to-energy process and a strategic inventory of surplus generators, the Company began to actively pursue energy production opportunities through the establishment of strategic alliances and discussions with industrial concerns and governmental entities in Central America, Eastern Europe and Asia.

     The Company's international energy production operations and development activities are anticipated to principally involve the development, acquisition, financing, promotion, and management of energy projects in emerging markets. The objective of the Company is to develop, finance, own and manage integrated energy projects worldwide through the utilization of the Company's portfolio of products and services.

     The Company's initial international activities are expected to include management of direct and indirect ownership interests in and/or operation of energy plants in El Salvador and the nation of Georgia and a waste-to-energy facility in Taiwan. The Company, as of the first quarter of 1998, was involved in energy projects in early stages of development, financing or construction in those countries. The following is a brief description of the Company's energy projects which are in varying stages of development, financing or construction; thus the information set forth below is subject to change. In addition, these projects are, to varying degrees, subject to all the risks associated with project development, construction and financing in foreign countries, including without limitation, the receipt of permits and consents, the availability of project financing on acceptable terms, expropriation of assets, renegotiation of contracts with foreign governments and political instability, as well as changes in laws and policies governing operations of foreign-based businesses generally. Other than as noted below, there can be no assurances that these projects will commence commercial operations.

     El Salvador. The Company, through its wholly-owned subsidiary, Empresa de Poder y Energia de El Salvador, S.A. de C.V. ("PESA"), has entered into a 15-year power purchase agreement to provide Compania de Alumbrado Electrico de San Salvador, S.A. de C.V. ("CAESS"), a formerly state-owned El Salvadorean electric power distribution company, with a minimum of approximately 40 megawatts (MW) of electric power through the 15-year term. In order to meet the minimum supply requirements under the agreement, the Company plans to construct a power generating plant with a capacity of 45 MW (the "Miravalle Power Project").

     The Company has entered into an initial agreement with Caterpillar Power Ventures, Inc. and Caterpillar Power Ventures International, Ltd., both subsidiaries of Caterpillar, Inc. (collectively, "Caterpillar"), pursuant to which it is anticipated that Caterpillar will participate as an equity investor and lead contractor on the Miravalle Power Project. Subject to execution of definitive agreements, the initial agreement provides that Caterpillar will acquire a minority interest in the project in exchange for subordinated debt and equity financing. Additionally, Caterpillar will provide turnkey engineering, procurement and construction services as well as operation and maintenance services for the project. The estimated capital cost of the project is $56 million.

     Debt financing arrangements for the balance of the cost of the Miravalle Power Project are expected to be finalized during the Spring of 1998. Construction of the project is expected to commence upon finalizing the debt financing arrangements. The plant is expected to be operational within twelve months after commencement of construction.

     Georgia. The Company, through its wholly-owned subsidiary, IDM Energy Corporation, in January of 1998, signed a Protocol of Intention ("POI") with the Ministry for Fuel and Energy ("MFE") of the former Soviet state of Georgia under which the Company will have the right to design, construct, own and operate electric power facilities in the region. Under the POI, as projects are selected, the Company shall have the irrevocable right of first refusal for their development. The Company and the MFE are developing an initial thirty five year power purchase agreement which will establish the terms for the sale of electric power from a generating facility or facilities with a capacity of up to 1,000 MW. An agreement is expected to be finalized during the first half of 1998. The Company and the MFE have identified eight potential projects and initial development work has commenced. The Company and the MFE will also jointly evaluate the feasibility of erecting high-voltage transmission lines to export electrical energy to other countries.

     The anticipated capital cost for construction of facilities with a total generating capacity of 1,000 MW is anticipated to be in the range of $500-$750 million, dependent on final designs, fuel utilized and the number of facilities constructed. Financing arrangements are expected to commence immediately after the first project has been selected and a power purchase agreement has been executed. Construction on such projects is expected to commence upon completion of financing arrangements and commercial operation is anticipated to commence within twelve months after commencement of construction.

     Taiwan. The Company, through its newly formed affiliate, IDM Asia, and Five-Nines Technology Company, a leading Taiwanese waste management company, has signed an agreement to jointly develop a 100-tons-per-day industrial waste processing and energy production facility in Taipei, Taiwan. The Company anticipates that the project, which is expected to cost approximately $22 million, will be funded through conventional project financing. Several leading Taiwanese financial institutions have expressed a strong interest in financing the project. The venture would be among the first and one of the largest privately owned industrial and energy production facilities in Taiwan.

     The Company and Five-Nines are preparing a detailed plant design. The project is expected to utilize a unique, proprietary and commercially proven technology for the treatment of a wide range of waste streams. Necessary steps have been initiated to secure environmental and regulatory permits. The Company presently anticipates that preliminary commitments for project financing will be secured during the Summer of 1998 and that the facility will be operational by the Summer of 1999 subject to receipt of environmental and regulatory permits.

     In addition to the projects referenced above, the Company is actively pursuing energy projects elsewhere in Asia, Eastern Europe, South and Central America.

     The Company's proposed non-domestic operations are subject to the jurisdiction of numerous governmental agencies in the countries in which projects are expected to be located with respect to environmental and other regulatory matters. Generally, many of the countries in which the Company expects to do business have recently developed or are in the process of developing new regulatory and legal structures to accommodate private and foreign-owned businesses. These regulatory and legal structures and their interpretation and application by administrative agencies are relatively new and sometimes limited. Many detailed rules and procedures are yet to be issued. The interpretation of existing rules can also be expected to evolve over time. Although the Company believes that its operations are, and will be, in compliance in all material respects with all applicable environmental laws and regulations in the applicable foreign jurisdictions, the Company also believes that the operations of its proposed projects eventually may be required to meet standards that are comparable in many respects to those in effect in the United States and in countries within the European Community. In addition, as the Company acquires additional projects in various countries, it will be affected by the environmental and other regulatory restrictions of such countries.

Environmental Remediation Services

     General. The Company offers a variety of specialized environmental services with an emphasis on plant decontamination and decommissioning. Many of the projects undertaken by the Company are "cross-disciplinary" in nature, involving one or more elements of dismantling, hazardous waste remediation, radiological remediation, asbestos abatement, plant relocation and other related services. The Company's services are generally offered on a "lump sum" basis wherein the Company bids to perform a complete job for a predetermined price or on a "time and material" basis wherein the Company is paid certain predetermined hourly or per day rates for its services plus a charge for materials used. The Company also provides services on a fixed fee basis where the Company is paid for all costs incurred plus a predetermined fee or profit margin without regard to the time required to perform the job. While the majority of the Company's projects are "lump sum" jobs, the Company generally will not bid on such projects without an in-depth understanding of the scope of such projects.

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

     Where the Company has adequate bonding capacity to perform a job, an experienced member of the Company's management team will analyze the project and develop preliminary plans, schedules and cost estimates in order to prepare a bid. If the Company obtains a contract to perform the job being bid on, the management team, working from the preliminary plans, schedules and cost estimates, will develop detailed work plans, schedules and cost estimates to perform the job. Such planning will include securing proper equipment and materials and staffing the jobs with properly trained and experienced personnel to perform the job in a safe, efficient, competent and timely manner.

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

     The Company's environmental services are primarily provided on a project basis in the areas of plant dismantling and decommissioning, hazardous waste remediation, radiological remediation and asbestos abatement.

     Plant Dismantling and Decommissioning. Plant dismantling and decommissioning is the historical core of the Company's operations and serves as a foundation for each of the Company's other specialty services. Since its inception, the Company has provided deconstruction services for numerous Fortune 500 companies with the bulk of such services being provided in connection with the closure of chemical process plants. Where facilities have been closed or abandoned due to age, safety conditions or other factors, the Company has been called upon to disassemble such facilities on a piece by piece basis. Unlike the traditional destruction of buildings using wrecking balls and explosives, the potential release of toxic chemicals or other hazardous substances produced or present in such facilities requires custom dismantling services in order to assure safety and proper identification and disposal of contaminated materials as well as the safety of the laborers involved. Only skilled craftsmen can safely dismantle contaminated tanks and structures in government mandated and regulated personal protective equipment. The scope and nature of deconstruction services provided is carefully planned based on the nature of the subject facility and the contents thereof as well as the desires of the owner of the facility. Such services range from dismantling single buildings and small unenclosed chemical process facilities to the complete deconstruction of large manufacturing facilities including multiple buildings and all equipment and machinery within such buildings or on the site.

     The Company typically performs dismantling and decommissioning services in conjunction with other environmental and/or related services performed by the Company or by a team of providers. This multi-disciplinary team approach is expected to expand beyond decommissioning and hazardous waste remediation and management with the Company's participation in a consortium with Duke Energy to decommission, clean-up and re-industrialize seven nuclear power plant sites in Germany. See "Radiological Remediation."

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

     In 1996, the Company further expanded its hazardous waste services with the acquisition of a license from, and equity interest in, Life International Products, Inc. ("Life") pursuant to which the Company began to market and employ Life's patented superoxygenation technology for long term bioremediation of contaminated groundwater. Bioremediation involves the introduction of a bacteria culture, nutrients and oxygen into contaminated groundwater. The bacteria culture feeds on organic pollutants rendering the contaminated waters harmless. An essential element in the bioremediation process is the introduction and maintenance of high levels of oxygen into the contaminated water. The bacteria culture consumes massive quantities of oxygen in the bioremediation process and low levels of oxygen or the dissipation of oxygen from the water slows the bioremediation process. Traditional bioremediation processes have involved the injection of oxygen into water using an aerator. Management believes that application of Life's superoxygenation process enhances bioremediation of contaminated groundwater by increasing the oxygen content and the time such oxygen will remain in water as compared to traditional methods of oxygen injection. As a result of more effective and longer lasting oxygen injection, the Company believes that Life's superoxygenation process will increase the rate of bioremediation substantially when compared to existing industry practices. Life has granted the Company the exclusive license to utilize the Life oxygenation process in the United States, Canada and Mexico for purposes of bioremediation of contaminated groundwater. The Company's license runs through September 2001 subject to renewal for successive five year terms provided that certain minimum revenue requirements are met by the Company.

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

     Utility companies have now operated nuclear plants for more than 30 years. Because of a combination of special interest pressure, worldwide competition for electricity customers brought about by widespread de-regulation, strict government oversight and high operating costs, many nuclear generating facilities have been prematurely closed. As other nuclear facilities continue to age and public skepticism as to the safety of such facilities remains high, additional plants are expected to close. Due to the nature of such facilities, utility companies are expected to seek experienced dismantling and remediation specialists to decontaminate, dismantle and decommission such facilities and to assure proper handling and disposal of radioactive waste.

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

     Management believes that radiological remediation is the greatest potential growth area within the environmental services industry. While the asbestos abatement and general hazardous remediation markets have matured resulting in slower growth in demand for those services, management believes that the greatest growth in the radiological remediation market lies ahead. The DOD and DOE have only recently begun actual remediation of sites under their management and management of the Company is not aware of any significant nuclear facilities on which remediation efforts have been completed. Additionally, no significant remediation efforts have been undertaken to date to management's knowledge at nuclear facilities in other countries, including former Soviet-bloc countries and states in which nuclear facilities were the prevalent sources of power.

     Management believes that the Company is well positioned to participate in the future remediation of such facilities. The Company is presently on site at DOD and DOE locations.

     The Company's radiological and decommissioning services are also expected to be deployed in connection with the provision of radiological remediation services for six VVER 440 nuclear power plants and one small reactor plant in Germany. A consortium including the Company and Duke Energy have reached an agreement in principal pursuant to which the consortium has been selected to participate in the privatization and re-industrialization of those sites in conjunction with the performance of radiological remediation services. Under the terms of the project, the German government will transfer to the consortium control of a state-owned corporation established to undertake the decommissioning and waste management of the facilities. In addition to decommissioning and clean-up activities, the consortium will revitalize and re-industrialize the sites with the objective of creating a minimum of 1,500 new jobs at the site and in the Greifswald and Mecklenburg Vorpommern regions. Site redevelopment work has commenced. Contract negotiations for the acquisition of the state-owned corporation are ongoing and management anticipates that a comprehensive agreement will be finalized during the second half of 1998. Project engineering is expected to begin immediately after execution of a definitive agreement with the decommissioning and remediation work expected to last approximately 10 years. The German federal government has established a reserve of DM 6.209 billion (approximately $3.65 billion) to finance the project. The project also enjoys the support of state and local governments which, among other things, have agreed to provide necessary infrastructure improvements and other economic benefits to promote the re-industrialization of the sites.

     Asbestos Abatement. The United States Environmental Protection Agency ("EPA"), and most, if not all, states, have enacted rules and regulations governing the emission of asbestos during the renovation or demolition of facilities as well as during manufacturing and waste disposal operations. These regulations have effectively required inspection for and/or abatement of asbestos prior to or in conjunction with the renovation or demolition of buildings. Requirements imposed by real estate lenders and practical considerations as well as disclosure laws relating to real estate transactions have effectively resulted in asbestos inspection and, where appropriate, abatement as a condition of most conveyances of real estate.

     The Company provides site assessment, planning and asbestos abatement services to property owners desiring to remodel or sell properties or abate existing asbestos on site for health and liability reasons. Because the handling and risk associated with the presence of asbestos varies depending upon the use, volume and nature of the asbestos present, the Company will evaluate the appropriate means of abatement and develop a detailed plan based on such evaluation. The abatement process may range from encapsulation of exposed asbestos to the actual physical removal and disposal of the asbestos containing materials on the site. Such materials may include thermal insulation used on boilers, tanks, hot and cold water systems and heating, ventilation and air conditioning systems, surfacing materials used for acoustical, decorative or fireproofing purposes (asbestos sprayed or trawled on walls, ceiling and structural members) and other materials such as floor tiles, ceiling tiles, roofing felt, concrete pipe, outdoor siding and fabrics.

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

Plant Relocation Services

     In addition to its historical dismantling and decommission services, the Company has developed as a primary service offering the relocation and re-assembly of plants. Plant relocation and re-erection projects are typically bid on, planned and engineered in a manner similar to the Company's dismantling and decommissioning services taking into account the special demands associated with transporting and re-erecting such facilities. The Company has developed proprietary techniques and extensive expertise for dismantling, matchmarking, relocation engineering, packaging, documentation and re-erection of entire plants. See "Environmental Services - General."

     With the growth in the economies of numerous third-world countries and other countries which were historically non-industrialized, the Company believes significant opportunities are available in the worldwide plant relocation and re-assembly market. Because of the time and cost savings associated with relocating existing plants as compared to purchasing and starting-up new plants, the Company believes that growing industrial concerns in South and Central America, Pacific Rim and Eastern European countries will view the acquisition and relocation of existing plants as the preferred method of expanding operations. Typical of such opportunities was the Company's completion during 1996 of the acquisition, relocation and refurbishing of a 1,400-ton-per-day ammonia plant from Lake Charles, Louisiana to Karachi, Pakistan, a site of the largest fertilizer producer in Pakistan.

Other Specialty Project Engineering Services.

     In addition to the Company's principal services, the Company routinely evaluates projects requiring specialized engineering services of a multi-disciplinary nature. Where projects require the extension of specialized engineering services across disciplines and where the Company possesses the disciplines required to perform those services, the Company will attempt to negotiate to provide a package of specialized services. The Company typically seeks opportunities to perform specialty engineering services on projects where the need to deploy expertise in multiple fields offers provides favorable margins.

     While the Company's specialty project engineering services are not generally subject to being categorized based on their non-recurring nature, typical service offerings have included providing drilling and grouting services on the East Dam reservoir project in California.

Other Services, Products and Investments

     The Company has entered into selected strategic investments and undertakings in conjunction with, and which supplement, its core operations. Those investments and undertakings, as of the first quarter of 1998, include (1) an equity investment in Life International Products, Inc., (2) an equity investment in Seven Star International Holdings, Inc. ("Seven Star") which holds a license to distribute beverages incorporating Life's superoxygenation process and (3) an alliance with Universal Process Equipment, Inc. ("UPE") to buy and sell surplus equipment.

     At the time of the Company's initial acquisition of a license from Life to utilize Life's patented superoxygenation process in bioremediation, the Company also acquired a ten percent (10%) equity interest in Life for $1 million. The Company, in 1997, invested an additional $375,000 in Life to maintain its ten percent equity interest.

     During 1997, the Company and Jin Xin (Holding), Inc. each acquired a fifty percent (50%) interest in Seven Star, a BVI company. The Company contributed $300,000 to the capital of Seven Star and Jin Xin contributed $300,000 to Seven Star. In December of 1997, Seven Star agreed to acquire the exclusive rights to distribute beverages incorporating, and otherwise exploit, Life's superoxygenation process in a territory consisting of the People's Republic of China (including Hong Kong), Taiwan, Indonesia and Singapore. Pursuant to the terms of the license, Seven Star paid a minimum guarantee payment in the amount of $400,000 to Life and will pay ongoing royalties based on a percentage of revenues realized from licensing of the Life process, subject to certain minimum royalty requirements. Seven Star intends to sublicense the Life process and management believes that initial sublicensing fees and ongoing minimum royalties from potential sublicensees will be sufficient to recoup at least the minimum guarantee payment paid by Seven Star as well as the minimum ongoing royalties. In December of 1997, Seven Star entered into an initial sublicense agreement with Zheng Zhou Wo Li Beverage Limited covering a territory consisting of Zheng Zhou, Henan, in the People's Republic of China and providing for a minimum guarantee payment of $600,000 and royalties and minimum royalty requirements in excess of those under Seven Star's license with Life. As of the end of the first quarter of 1998, the minimum guarantee payment of Zheng Zhou Wo Li Beverage Limited had not been made and royalty payments had no yet commenced. Seven Star's ability to successfully exploit the Life process is subject to the numerous risks associated with operation in Asia, including the recent currency crisis which has impaired the growth prospects in the region, as well as the risks and uncertainties associated with identifying, doing business with, and enforcing contracts with Seven Star's prospective local partners and sublicensees.

     In addition to its core service business and efforts relating to Life, the Company is engaged in the purchase and sale of surplus equipment. The Company in conducting its dismantling and plant relocation operations has developed extensive expertise in identifying and purchasing equipment. Frequently, where plants are being dismantled but not relocated, the Company has been able to acquire equipment, with no future value to the owner, at favorable prices. Because of the nature and cost of acquiring, transporting and storing such equipment pending the sale thereof, historically, the Company would frequently enter into joint venture arrangements with sellers or other persons having available storage capacity wherein the Company would take a fifty percent interest in the equipment and the equipment would be held at the joint venture partner's facilities until such time as the Company identified a purchaser for such equipment.

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

     The Company expects that from time to time in the future it will have opportunities to invest or participate in ventures outside of, but connected to, its core businesses. Management will evaluate any such opportunities and, where management deems the potential of such opportunities to merit participation or investment, the Company may enter into additional ventures outside of its core businesses.

Marketing

     The Company, in marketing its services, relies principally on the efforts of its operating and executive management team who regularly call upon existing and prospective customers. The Company, through the efforts of its management, has established working relationships with numerous Fortune 500 industrial concerns as well as major national architectural engineering firms, the DOD and the DOE and many smaller and medium size industrial and engineering firms worldwide. The Company supplements the efforts of its management by regular advertising in international trade publications, direct mailings to selected industrial and engineering firms, strategic telemarketing, and regular participation in industry conferences and trade shows.

     As noted above, marketing efforts with respect to MBS soil remediation applications is handled jointly by the Company, through its management team, and Solucorp while surplus equipment marketing is now handled principally by UPE pursuant to the Company's strategic alliance with UPE and Seven Star is principally marketing its sublicenses to exploit the Life process in Asia.

Regulation

     Environmental Regulations. The Company and, in particular, its clients, are subject to extensive and evolving environmental laws and regulations. These laws and regulations are directly related to the demand for many of the services offered by the Company and often subject the Company to stringent regulation in the conduct of its operations. The principal environmental legislation affecting the Company and its clients is described below.

     -- Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the treatment, storage and disposal of hazardous and solid wastes. RCRA has, therefore, created a need generally for some of the types of services provided by the Company. The 1984 Hazardous and Solid Waste Amendments to RCRA ("HSWA") expanded RCRA's scope by providing for the listing of additional wastes as "hazardous" and lowering the quantity threshold of wastes subject to regulation. HSWA also imposes restrictions on land disposal of certain wastes, prescribes more stringent management standards for hazardous waste disposal sites, sets standards for underground storage tanks and provides for "corrective" action procedures. Under RCRA, liability and stringent management standards are imposed on a person who is an RCRA permit holder, namely, a "generator" or "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage or disposal facility. Both the EPA and states with authorized hazardous waste programs can bring several types of enforcement actions under RCRA, including administrative orders and actions seeking civil and criminal penalties. RCRA also provides for private causes of action as an additional enforcement tool.

     -- Comprehensive Environmental Response, Compensation and Liability Act of 1980. CERCLA , also known as the Superfund Act, addresses cleanup of sites at which there has been or may be a release of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were deposited, to any person who by agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment, and to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of hazardous substances. CERCLA authorizes the Federal government either to clean up these sites itself or to order persons responsible for the situation to do so. CERCLA created a fund to be used by the Federal government to pay for the cleanup efforts. Where the Federal government expends money for remedial activities, it must seek reimbursement from the potentially responsible parties. Where the EPA performs remedial work with superfund dollars, it frequently sues potentially responsible parties for reimbursement under the "cost recovery" authority of Section 107 of CERCLA. The EPA may also issue an administrative order seeking to compel potentially responsible parties to perform remedial work with their own funds under the "abatement" authority of Section 106 of CERCLA. In lieu of instigating such actions, the EPA may also seek through negotiations to persuade such parties to perform and/or pay for any and all stages of remedial action at a site in discharge of their liabilities under CERCLA.

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

     -- Clean Air Act and 1990 Amendments. The Clean Air Act requires compliance with ambient air quality standards and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The 1990 amendments modify the Clean Air Act in a number of significant areas. Among other things, they establish emissions allowances for sulfur and nitrogen oxides, establish strict new requirements applicable to ozone emissions and other air toxics, establish a national permit program for all major sources of pollutants and create significant new penalties, both civil and criminal, for violations of the Clean Air Act.

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

     -- Clean Water Act of 1972 ("CWA"). Originally enacted as the Federal Water Pollution Control Act, but renamed as the Clean Water Act in 1977, CWA regulates the discharge of pollutants into the surface waters of the United States. CWA established a system of minimum national efficiency standards on an industry-by-industry basis, water quality standards, and a discharge permit program. It also contains special provisions addressing accidental or unintentional spills of oil and hazardous substances into waterways.

     -- Other Federal and State Environmental Regulations. The Company's services are also used by its clients in complying with, among others, the following Federal laws: the Toxic Substances Control Act, the Safe Drinking Water Act, the Hazardous Materials Transportation Act and the Oil Pollution Act of 1990. In addition, many states have passed superfund-type legislation and other regulations and policies to cover more detailed aspects of environmental impairment and the remediation thereof. This legislation addresses such topics as air pollution, underground storage tanks, water quality, solid waste, hazardous materials, surface impoundments, site cleanup and wastewater discharge. Most states also regulate the transportation of hazardous wastes and certain flammable liquids within their borders by requiring that special permits be obtained in advance of such transportation.

     Other Regulations. In addition to a broad array of environmental regulations relating to the activities of the Company, the Company's business and proposed businesses, are subject to a variety of non-environmental regulations. Included in the regulations which may effect the Company's current business are regulations governing occupational safety and health, wage, overtime and other employment matters and dealings with governmental agencies.

     The Company's proposed operations relating to the licensing of Life's superoxygenation process for beverages may be subject to potential regulations governing such matters as food and beverage safety and processes, packaging and marketing, among other matters. Additionally, the Company's anticipated commencement of energy production operations may be subject to various regulations governing rates, safety of operations, and financing, among other matters. While the Company anticipates that its licensing activities related to the Life process and energy production activities will be conducted outside of the United States in lesser developed countries where extensive regulation may currently be lacking, it can be expected that some of those countries will adopt extensive regulation governing those activities similar to the United States.

Competition

     Energy Services. Due to the substantial barriers to entry into the market and the prevalence of purchase agreements, competition within the energy market is limited in most developing countries, including the markets in which the Company expects to operate. While a variety of independent energy producers and private and government owned utilities may provide energy in some of the markets in which the Company expects to operate, it is anticipated that the Company will have power production agreements in place in most markets which will provide contractual commitments to purchase a significant portion, if not all, of the energy produced from the Company's planned facilities. Further, while the Company is focused on establishing a niche position in the individual project 100 MW or less market, management believes that the primary competitors in the energy market generally concentrate on large projects (i.e., 200 MW or greater). Accordingly, competition for the sale of energy is not expected to be significant for the foreseeable future in the Company's markets. However, should those markets grow and undergo deregulation similar to that experienced in the United States, it can be expected that new competitors will enter those markets increasing pricing and competitive pressures. Further, while established energy production operations in developing markets are expected to be isolated from competition in the near term, competition for contracts to provide energy in markets may be intense. In light of the opening of the United States utility markets to competition, many participants with substantially greater resources than the Company have actively begun efforts to establish energy operations in developing countries around the world.

     Environmental Services. The environmental services industry is highly competitive and fragmented. Because of the diverse nature of the industry, there are many competitors, both large and small. Many segments of the industry, including a significant portion of superfund and other large projects, are dominated by large national architectural engineering firms such as Bechtel, Flour, Westinghouse, Foster Wheeler and ICF Kaiser. Additionally, many smaller engineering firms, construction firms, consulting firms and other specialty firms have entered the industry in recent years and additional firms can be expected to enter the industry in the future. Many of the firms competing in the environmental services industry have significantly greater financial resources and more established market positions than the Company.

     While many firms are active in the environmental services industry providing site assessment, consulting and engineering services, management believes that the number of firms having expertise in, and offering, dismantling, decommissioning and deconstruction services within the environmental services industry is limited. The Company maintains a highly trained and qualified workforce and has extensive experience in planning and implementing decontamination and decommissioning projects in a safe manner. Such expertise and experience has allowed the Company to successfully compete within the industry and to secure contracts from industrial firms as well as engineering firms which lack experience in environmental decontamination and deconstruction. Because the Company, unlike most engineering firms, is staffed by experienced and skilled decontamination/deconstruction personnel, the involvement of engineering firms is often limited to project management with actual hands-on services being provided by the Company's personnel. Because of the need for certain permits and licenses, specialized equipment, OSHA-trained employees and the need to be knowledgeable of and to comply with federal, state and local environmental laws, regulations and requirements, the Company believes there are significant barriers to entry into the environmental dismantling, decommissioning and deconstruction business. There can be no assurance, however, that other firms, including the major engineering firms which control a significant portion of superfund and government contracts, will not expand into or develop expertise in the areas in which the Company specializes, decreasing any competitive advantage which the Company may enjoy. The Company believes that its expertise and ability to provide full service, turnkey remediation and decommissioning services and its utilization of state-of-the-art remediation techniques, such as the Life oxygenation process and the MBS soil remediation process, will continue to allow it to compete effectively in the environmental services industry and to capitalize on the expected growth in demand for services in the nuclear facilities arena.

     Plant Relocation Services. Plant relocation services are a niche business and competition within the segment is limited. Management believes that the Company is one of the dominant firms within such industry. While demolition and dismantling firms offer similar services, the primary competition within the plant relocation industry is from various large engineering firms which offer services in the form of construction management as consultants to owners. However, most firms which offer relocation services do so as an additional service and not as a primary service. The Company advertises and markets its relocation services as a primary service. Competition with respect to other specialty project engineering services is believed to be limited to large engineering firms. Management believes that the Company's ability to provide highly specialized cross-disciplinary engineering services will allow it to compete successfully in this market.

Employees

     At January 31, 1998, the Company employed approximately 237 full-time employees, 11 of whom were management and administrative personnel, 45 of whom were clerical personnel and 181 of whom were field personnel. The Company also employs additional field personnel on a temporary basis when needed to adequately staff projects. All permanent field personnel employed by the Company are skilled craftsmen with an average of over ten years service with the Company, they are OSHA-trained and asbestos trained to perform their respective duties. Temporary employees are regularly hired on location by the Company to staff jobs performed away from the immediate vicinity of the Company's headquarters. The Company carefully reviews the training and qualifications of all temporary workers to assure that all such workers are qualified to perform the work in question. In all such instances, Company supervisors and foremen will plan, supervise and oversee all aspects of work performed by such temporary workers.

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

     The Company also maintains 3 regional offices which are leased from third parties in locations which are adjacent to strategic growth areas and major environmental projects.

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

     On February 11, 1997, the Company was served with a lawsuit naming the Company as a co-defendant in a wrongful death cause of action arising out of the accidental death of an employee of a subcontractor. The suit, styled The Estate of Percey L. Richard, and Percey D. Richard, a minor by next of friend Patricia Cunningham v. American Wrecking Corp. and its successors, IDM Environmental Corp. and its successors, SECO Corp. and its successors, all joint and individually, and all unknown persons, Case No. 2:97CV filed in the Federal District Court for the Northern District of Indiana, arises out of the same facts alleged in the above referenced administrative proceeding instituted by the Occupational Safety and Health Administration. Plaintiff seeks damages of $45 million. Management believes that the suit, as it relates to the Company, is without merit and intends to vigorously contest the cause of action. Pursuant to its subcontract with American Wrecking, the Company is now being defended and indemnified by the insurance carrier for American Wrecking.

     In November of 1996, a shareholder filed a class action lawsuit against the Company and certain directors and officers of the Company. The suit, captioned Arthur Goldberg v. Joel A. Freedman, Frank A. Falco, James R. Harrigan, John Klosek and IDM Environmental Corp., Docket No. L-11783-96 in the Superior Court of New Jersey, Middlesex County, as subsequently amended in June 1997, alleges that the Company disseminated false and misleading financial information to the investing public between March 8, 1996 and November 18, 1996 and seeks damages in an unspecified amount to compensate investors who purchased the Company's securities between the indicated dates as well as the disgorgement of profits allegedly received by some of the individual defendants from sales of common stock during that period. The Company believes the cause of action is without merit and intends to vigorously contest such cause of action.

     Prior to the oral argument before the Court on the defendants' motion to dismiss the amended complaint, the parties reached an agreement in principle to settle all claims, subject to notice to the class, hearing before the Court and Court approval. It is contemplated that, for settlement purposes only, the parties will stipulate to a settlement class consisting of all persons (excluding defendants) who purchased the Company's securities from March 8, 1996 through June 5, 1997, and that the action will be dismissed and appropriate releases provided in consideration for a payment to the stipulated settlement class by the Company's insurer. Management expects that the matter will be fully resolved this calendar year.

     In April of 1997, the Company and its subsidiary, Global Waste & Energy, Inc., were named as co-defendants in a cause of action styled Enviropower Industries, Inc. v. IDM Environmental Corp., Global Waste & Energy, Inc., et al, filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 9701-04774). The plaintiff, Enviropower (formerly known as Continental Waste Conversion International, Inc., has alleged that the license granted to the Company to utilize and market Enviropower's proprietary gasification technology was granted without proper corporate authority due to the lack of shareholder approval. The plaintiff has asserted the subsequent employment by Global Waste & Energy of two former officers of Enviropower as a basis for its allegations. Enviropower is seeking to have the license and all other agreements between Enviropower and the Company declared null and void in addition to seeking damages for alleged lost profits and other unspecified damages. The Company, in June of 1997, filed a separate cause of action against Enviropower seeking injunctive relief against Enviropower, seeking to enforce the agreements with Envirpower and to collect amounts owed to the Company by Enviropower. On September 19, 1997, the Company was awarded an interim injunction against Enviropower recognizing its exclusive rights to the licensed technology throughout the pendency of the action and until further order of the court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 4, 1997, a special meeting of shareholders of the Company was held. The only matter voted upon at such meeting was the approval of issuances of shares in excess of 1,997,130 on conversion of the 7% Convertible Notes and Warrants, which proposal was approved by a vote of 6,637,665 For, 230,690 Against and 47,475 Abstentions and Broker Non-Votes.

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

                                                      High             Low
                                                     ------           ------

         First Quarter, ended March 1996             $8.438            $2.875
         Second Quarter, ended June 1996              8.656             5.688
         Third Quarter, ended September 1996          7.625             5.250
         Fourth Quarter, ended December 1996          6.250             1.938

         First Quarter, ended March 1997              3.188             1.656
         Second Quarter, ended June 1997              2.938             0.888
         Third Quarter, ended September 1997          7.313             1.875
         Fourth Quarter, ended December 1997          8.625             5.063

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At April 9, 1998, the bid price of the Common Stock was $3.50.

Holders

     As of April 9, 1998, there were approximately 78 holders of record and 4,500 beneficial owners of the Common Stock of the Company.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Sales of Unregistered Securities

     - Series C 7% Convertible Preferred Stock.

     (a) On February 13, 1998, the Company sold 3,600 shares of Series C 7% Convertible Preferred Stock and 2,350,000 Four Year $5.00 Warrants.

     (b) The securities were issued to five accredited investors.

     (c)  The  aggregate   sales  price  of  such   securities  was  $3,600,000.
Commissions totaling 10% were paid in connection with the placement.

     (d) The securities were offered pursuant to Regulation D. The offer was directed exclusively to a limited number of accredited investor without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof.

     (e) The Series C Preferred Stock is convertible into Common Stock at the lesser of (i) $4.50 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Four Year $5.00 Warrants are exercisable for a four year period at the lesser of $5.00 per share or the lowest conversion price of the Series C Preferred Stock. Conversion of the Series C Preferred Stock and exercise of the Four Year $5.00 Warrants is subject to the issuance of a maximum of 3,285,438 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 3,285,438 shares, the holders of Series C Preferred Stock and Four Year $5.00 Warrants remaining outstanding if and when 3,285,438 shares have been issued will have the right to demand redemption of the Series C Preferred Stock at $1,250 per share plus accrued dividends and to demand redemption of the Four Year $5.00 Warrants at the pre-tax profit such holders would have realized had the Four Year $5.00 Warrants been exercised at the time redemption is demanded. Further, the Company has the right, upon notice to the holders, to redeem any Series C Preferred Stock submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Series C Preferred Stock plus accrued and unpaid dividends. The Series C Preferred Stock pays dividends at 7% per annum payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option.

     - Lock-Up Warrants

     (a) On February 11, 1998, the Company issued 1,270,000 Three Year $4.50 Warrants (the "Lock-Up Warrants").

     (b) The Lock-Up were issued to three accredited investors.

     (c) The Lock-Up Warrants were issued in conjunction with the execution of Lock-Up Agreements by the holders of $3.00 Warrants of the Company whereby the holders of such warrants agreed not to resell any shares underlying those warrants prior to July 30, 1998.

     (d) The Lock-Up were offered pursuant to Section 4(2). The offer was directed exclusively to a limited number of accredited investor without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof.

     (e) The Lock-Up Warrants are exercisable for a three year period at $4.50 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth, for the periods and at the dates indicated, selected consolidated financial and operating data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Company's audited consolidated financial statements included in the Index to Financial Statements on page 35 of this report. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                         Years ended December 31,
                                             -----------------------------------------------------------------------------
                                               1997              1996               1995               1994           1993
                                             -------           -------             -------            ------         ------
                                                                  (in thousands, except per share data)

Income Statement Data:
Operating revenues:
  Contract revenues........................ $ 17,826          $ 20,808            $ 33,866           $ 25,362        $ 14,436
  Equipment and scrap revenues.............       96               834               5,537              3,150           4,368
  Other....................................        -                 -                   -                 22             342
                                             -------          --------             -------            -------         -------
    Total operating revenues...............   17,922            21,642              39,403             28,534          19,146
Cost of sales:
  Direct job costs.........................   17,002            21,492              30,433             20,449          11,539
  Unusual job costs........................        -                 -               3,300                  -               -
  Cost of equipment........................      647               943               2,977              1,651           1,379
                                             -------          --------             -------            -------         -------
Gross profit (loss)................... . .       273              (793)              2,693              6,434           6,228
Operating expenses:
  General and administrative.......... . .    10,538             9,567               7,637              5,418           4,514
  Depreciation and amortization............      723               668                 653                344             432
  Settlement expense.......................        -                 -                   -                  -               -
                                             -------          --------
Income (loss) from operations..............  (10,988)          (11,028)             (5,597)               672           1,282
Interest income (expense), net.............     (513)               30                 200                (36)           (233)
Other income (expense), net................        -                 -                   -                  -              81
                                             -------          --------             -------            -------         -------
Income (loss) before income taxes..........  (11,501)          (10,998)             (5,397)               636           1,130
Provision (credit) for income taxes........   (1,561)           (1,850)             (1,530)               312             434
                                             -------          --------             -------            -------         -------
Net income (loss).......................... $ (9,940)         $ (9,148)           $ (3,867)           $   324         $   696
                                             =======          ========             =======            =======         =======
Net income (loss) on common stock.......... $(11,224)         $ (9,148)           $ (3,867)           $   324         $   696
                                             =======          ========             =======            =======         =======
Net income (loss) per share................ $  (1.00)          $ (1.13)            $ (0.67)           $  0.06        $  0.29
                                             =======          ========             =======            =======         =======
Weighted average shares outstanding.......11,212,690         8,089,472           5,815,565          5,577,977      2,333,334
                                          ==========         =========           =========          =========      =========

Balance Sheet Data (at period end):
Working capital............................  $(1,149)          $6,122            $ 10,293            $ 12,070       $    622
Total assets.............................     27,151           22,203              22,028              22,257          9,302
Long-term liabilities......................      259              164               4,004                   -             69
Minority interest..........................        -            1,034                   -                   -              -
Shareholders' equity.......................   18,079           13,461              10,940              13,829          1,726



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 29 of this Form 10-K.

General

     The Company's business has evolved, and continues to evolve, to capitalize on market opportunities. The Company has added strategic capabilities and resources through the years to move the business from its roots as a demolition and deconstruction company to a full service environmental remediation company and plant relocation services company and, now, an energy project developer and manager. The Company's revenues were historically derived primarily from (1) contract decontamination and decommissioning services in a broad range of industrial and environmentally sensitive settings, including, but not limited to, plant dismantlement and relocation services, asbestos abatement services, and remediation of contaminated soil and groundwater; and (2) equipment and scrap sales. The Company's operations have been characterized by fluctuations in revenues and operating profits as projects begin and end. With the implementation of a strategic shift in the Company's business in 1997, the Company expects to generate a growing base of recurring revenues and operating profits from energy projects and long-term nuclear facilities decommissioning and remediation projects while supplementing such revenues and profits with revenues from the Company's traditional environmental services and plant relocation services projects.

     The Company's environmental remediation services are provided as primary contractor or as subcontractor to industrial concerns and governmental and other entities. Generally, such entities own or operate manufacturing or process plant facilities which facilities are being abandoned, relocated or otherwise require varying degrees of dismantling or deconstruction work or remediation of a variety of environmental hazards. Because of the nature of the operations at such facilities, the Company's services typically involve varying environmental concerns which require the application of specialized deconstruction and/or remediation techniques. In accordance with industry practice, the Company will typically develop a preliminary work plan for each project and will enter into a contract to perform the required services. The Company's projects are performed primarily on a "lump sum" basis wherein the Company bids to perform a complete job for a predetermined price or on a "time and material" basis wherein the Company charges predetermined hourly or per day rates for specified services plus a charge for materials used. Additionally, the Company provides services pursuant to "fixed fee" contracts wherein the Company is paid for all costs incurred plus a predetermined fee or profit margin. Because of the risk associated with lump sum contracts, the Company generally will not bid on such jobs unless the Company has a thorough understanding of the scope of the job in question and an established history of performing such jobs within the price established in the contract or the contract provides for adjustments to the price based on industry practices and scope of work. While the Company performs decontamination and decommissioning services directly for numerous industrial concerns with whom the Company has existing relations and with other industrial concerns with whom the Company may establish relationships from time to time, a portion of the Company's services are also provided on a subcontractor basis for engineering firms which are called in to develop and implement hazardous waste remediation plans but which lack expertise in dismantling or deconstruction or specialized remediation processes.

     In addition to offering environmental remediation services to its customers, in connection with such services, the Company has extensive experience in, and offers, plant relocation and reconstruction services to its customers.

     Since 1995, equipment and scrap sales operations have been conducted principally through an alliance with Universal Process Equipment ("UPE"). Because of the Company's continual involvement with firms requiring decontamination and decommissioning services as well as plant relocation and reconstruction services, the Company has developed extensive expertise in identifying salvageable equipment and scrap and is often able to acquire equipment on favorable terms from customers who would otherwise have no ongoing use for such equipment or otherwise lack the knowledge and expertise to market such equipment. Pursuant to the Company's alliance with UPE, surplus equipment and scrap identified by the Company must generally be offered to UPE and UPE assumes the marketing efforts with respect to such items with the Company receiving commissions or a share of profits from the resale of such items.

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

     In addition to direct job costs and cost of surplus equipment and scrap sales, the Company incurs various general and administrative expenses to support its operations. The largest of such expenses is salaries paid to management and administrative personnel. Other significant general and administrative expenses include rent on the Company's facilities, general insurance, promotional expense and general office expense. Selling, general and administrative expenses during 1996 and 1997 have included substantial expenses attributable to the Company's efforts to reposition itself as an energy project developer and manager and a leading provider of nuclear facilities decommissioning and remediation services.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues. The Company's total revenues decreased by approximately 17.1% from $21.6 million for the year ended December 31, 1996 to $17.9 million for the year ended December 31, 1997. Contract service income decreased for the period by 14.4% from $20.8 million in 1996 to $17.8 million in 1997. The decrease in contract service income was attributable to a lower volume due to the Company being more selective in bidding only projects with higher gross margins. The environmental remediation business has been marked by increasing competition and pressure on job margins. In light of such operating environment, the Company during 1997 opted to only pursue specialized niche projects where projects risks could be limited and higher margins attained. Surplus equipment and scrap sales decreased by 85.4% from $834,000 from the year ended December 31, 1996 to $96,000 in 1997 due primarily to the sale in 1996 of $634,000 of glass lined brewery tanks.

     Cost of sales. Cost of sales, which includes direct job costs, cost of equipment sales, and write-down of the Company's surplus generator inventory, decreased by approximately 21.4% from $22.4 million for 1996 to $17.6 million for 1997. Direct job costs decreased by 20.9% during 1997 and decreased from 103.3% to 95.4% of contract income. The primary elements of such decrease in job costs were materials and supplies, job salaries, subcontracting and disposal expense. The lower gross margins during 1996 was attributable primarily to cost overruns on several contracts, including the Los Alamos project where the Company is presently seeking to recover $2.1 million of additional costs incurred as a result of change orders from clients.

     Cost of equipment sales decreased 92.7% during 1997 and decreased from 77.1% to 49.0% of equipment revenues. The decrease in cost of equipment sales and the increase in gross margin was attributable to the sale, in a bulk transaction, of $634,000 in tanks mentioned previously during 1996.

     In addition to the routine changes discussed above, the Company's cost of sales reflects a write-down of the Company's surplus generator inventory of $600,000 in 1997 and $300,000 in 1996.

     General and administrative expense. General and administrative expenses increased by 9.4% from $9.6 million (44.4% of gross revenues) in 1996 to $10.5 million (58.8% of gross revenues) in 1997. The increase in general and administrative expenses was primarily attributable to the write-down of a portion of the Company's notes receivable from UPE ($1,200,000).

     Depreciation and amortization. Depreciation and amortization expense stayed approximately the same $0.7 million in both years.


     Loss from operations. Loss from operations was basically the same in both years ($11.0 million). As a percentage of revenues, loss from operations increased from 50.9% in 1996 to 61.3% in 1997. The increase in loss from operations percent of revenues was attributable to the lower volume in 1997.

     Interest income and expense. The Company experienced an increase in net interest expense from $0.0 million in 1996 to $0.5 million in 1997. The increase in interest expense was primarily attributable to $0.7 million amortization of debt discount on the convertible notes issued during 1997.

     Income taxes. The Company's credit for income taxes decreased from $1.9 million in 1996 to $1.6 million in 1997. The decrease in the income tax credit for 1997 was primarily attributable to a higher valuation allowance against the net operating loss from foreign operations.

     Miscellaneous. During fiscal years 1996 and 1997, the Company provided no post retirement benefits subject to FAS 106.

     As a result of the foregoing, the Company reported a loss before taxes of $11,501,000 and a net loss of $9,940,000 for 1997 as compared to a loss before taxes of $10,998,000 and a net loss of $9,148,000 for 1996. The net loss attributable to common stock was increased by the preferred stock dividends ($174,000) and an accounting "deemed dividend" ($1,110,000) arising from the amortization of the beneficial conversion feature of the Company's Series B Preferred Stock. The Company is calculating earning per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaling $1,109,589) and has amortized the dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

     Revenues. The Company's total revenues decreased by approximately 45.2% from $39.4 million for the year ended December 31, 1995 to $21.6 million for the year ended December 31, 1996. Contract service income decreased for the period by 38.6% from $33.9 million in 1995 to $20.8 million in 1996. The decrease in contract service income was attributable to a combination of (1) completion in early 1996 of a contract to dismantle and relocate an ammonia plant to Pakistan (the "FFC Contract") which accounted for $13.4 million of revenues in 1995, (2) delays in the commencement of several contracts awarded to IDM in 1996 and (3) the reversal of $2.1 million in previously accrued revenues and gross margin associated with change order claims under negotiation with two customers that have not been resolved at year end. Surplus equipment and scrap sales decreased by 85.4% from $5.5 million from the year ended December 31, 1995 to $0.8 million in 1996 due to the sale in 1995 of $4 million of glass lined and process equipment in connection with the formation of the Company's marketing alliance with UPE.

     Cost of sales.  Cost of sales,  which  includes  direct job costs,  cost of equipment sales, unusual job costs, and write-down of the Company's surplus generator inventory, decreased by approximately 39% from $36.7 million for 1995 to $22.4 million for 1996. Direct job costs decreased by 29.4% during 1996 and increased from 89.9% to 103.3% of contract income. The primary elements of such decrease in job costs were materials and supplies, job salaries, subcontracting and disposal expense. The decrease in such job costs was primarily attributable to the decreased level of activity following completion of the performance of the FFC Contract. The deterioration in gross margins during 1996 was attributable to a combination of (1) bidding new contracts at lower than normal margins in order to penetrate strategic markets serviced by the Company's regional offices and (2) cost overruns on several contracts, including the Los Alamos project where the Company is presently in negotiations to recover $2.1 million of additional costs incurred as a result of change orders from clients.

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

Liquidity and Capital Resources

     At December 31, 1997, the Company had a deficit in working capital of approximately $1.1 million, including a cash balance of $0.6 million. This compares to working capital of $6.1 million and a cash balance of $1.0 million at December 31, 1996. The $7.2 million decrease in working capital and decrease in cash is attributable to the $11.5 million pre-tax loss and $4.9 million in cash used in investing activities of which the investment in and advances to unconsolidated affiliates of $3.5 million was the largest item. Those amounts were partially offset by the receipt of $6.5 million from the exercise of outstanding warrants and options during the year; $5.5 million in net proceeds from Convertible Securities issuance, less $0.7 million for principal payments on debt, for a total of approximately $11 million in cash provided by financing activities.

     Approximately $0.5 million of working capital consisted of unbilled costs and estimated earnings on ongoing projects. Such amounts are expected to be received during 1998 as projects progress with all such amounts being payable to the Company by the completion of such projects.

     Also included in the Company's working capital balance at December 31, 1997 was $0.6 million of surplus equipment inventory (net of a $0.9 million valuation reserve) held for sale which gross inventory level was identical to that reported at December 31, 1996. The inventory reflects the Company's sale of substantially all of its surplus equipment inventory, other than generators, to UPE in connection with the formation of a marketing alliance with UPE during 1995. The Company's remaining inventory consists of nineteen (19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated market price of the Company's generator inventory is twelve million dollars. Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items. It is the Company's intent to incorporate this inventory in future projects.

     The Company had available at December 31, 1997, approximately $19,775,000 of operating loss carry-forwards that may be applied against future taxable income. $2,350,000 of such losses expire in the year 2010 , $9,225,000 in the year 2011, and the balance the following year. Based on the reported loss to date it will take approximately $12.2 million dollars in future taxable income to recover the reported deferred tax asset of $4,170,000 at December 31, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and the net operating losses can be carried forward. In determining such projected future taxable income, management has considered the company's historical results of operation, the current economic environment with the company's core industries and future business activities which the company has positioned itself. Management believes the company will realize taxable income in future years. However, based on the company's substantial losses over the past three years, the current contract commitments in the backlog, and carry forward limitations governed by state, federal and foreign tax agencies, management believes it is more likely than not that the company will not realize its entire net deferred tax asset. A valuation allowance of $6,357,000 has been established by management as a reduction of the company's deferred tax assets of $10,527,000. Management believes that the net deferred tax asset will be realized through future taxable income, primarily from the substantial revenue to be derived from projects such as the Miravalle Power Project and/or the Greifswald Nuclear Plant Decommissioning/Site Revitalization Project. Management believes that the income generated from these projects will be more than sufficient to realize the deferred tax asset at December 31, 1997.

     The Company's accounts receivable decreased by 27.2% from 1996 to 1997. Such decrease in accounts receivable was attributable to lower levels of business activity. As a percentage of revenues, accounts receivable decreased from 26.0% in 1996 to 22.8% in 1997. The decrease in accounts receivable as a percentage of revenues reflects lower sales in the fourth quarter of 1997 versus 1996. Accounts receivable as a percentage of fourth quarter revenues was a comparable 87% and 88% in 1997 and 1996, respectively.

     Year-end receivables as a percentage of fourth quarter revenue increased substantially from 53.0% in 1994 to 103.5% in 1995 and 88% in 1996. The ratio dropped to 53% at December 31, 1994 because the Company received a $4,184,000 payment on a major contract on December 23, 1994. If this payment had been received after year end, the ratio would have been a more comparable 98.4%.

     Unbilled revenue as a percentage of quarterly contract income was 0% at December 31, 1993, 31% at December 31, 1994, 56% at December 31, 1995, 26% at
December 31, 1996 and 11% at December 30, 1997. Also, accounts payable have constantly decreased since 1994 whereas accounts receivable and unbilled revenues have increased substantially during this period. Prior to going public in April 1994, most of the Company's revenues were generated in the private sector. Many of these contracts had substantial initial mobilization payments and generated positive cash flow during the life of the contract. Since then the company has been successful, as a result of its growth strategy, in obtaining a number of government contracts at major Department of Energy and Department of Defense sites. This work was obtained as a direct result of opening three new regional offices. The experience with these contracts has been negative cash flows until we near contract completion. This is due to the requirement that we submit a schedule and a schedule of values at the beginning of the job and bill according to the percent complete of each item in the schedule of values - not the costs we have incurred. Our jobs of any size are at a risk of being front end cost loaded when there is little progress to report (i.e., we cannot bill until the structure is demolished). The Company is aware of this problem and is trying to remedy it by maximizing mobilization costs in the schedule of values, requiring subcontractors to bill on the same basis and aggressively negotiating better (less front end cost loaded) schedule of values.

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

     As a result of the loss incurred during 1997, operating activities used $6.4 million in cash during 1997. The Company also used $4.9 million in cash for investing activities during 1997 for (1) maintenance of a 10% interest in Life for $415,000, (2) the acquisition of certain property, plant and equipment and other assets for $873,000, (3) an investment in and advances to unconsolidated affiliates of $3,453,000, and (4) advances and loans to certain officers in the amount of $161,000. Cash flows from financing activities totaled $10.9 million during 1997 and consisted principally of (1) $6.5 million in proceeds received from the exercise of various warrants and options, (2) $5.5 million in net proceeds from convertible securities issuances and (3) ($0.7) million in principal payments in long-term debt.

     In addition to the foregoing items which impacted the Company's cash flows during 1997, the Company carried out several non-cash transactions and transactions with subsidiaries not reflected in the Company's cash flow statements. Among the non-cash transactions entered into during 1997 were (1) the beneficial conversion feature on the convertible notes of $4,819,000 and on the convertible preferred stock of $1,110,000 and, (2) the conversion of $0.3 million of convertible preferred stock into common stock. Transactions with subsidiaries during 1997 related principally to the capitalization of various subsidiaries formed to deploy the Company's Kocee Gas Generator technology. At December 31, 1997, the Company had loaned $2.5 million to its 90% owned subsidiary, Global Waste and Energy, Inc. Such loan is repayable on demand with interest at 9.25%.

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

     Prior to the completion of the Company's public offering, operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Following the public offering, the Company paid off all of its then existing bank debt. At December 31, 1997, the Company had no bank debt and no significant long-term debt and was funding its operations entirely through cash on hand and operating cash flow.

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

     In February of 1997, the Company sold 300 shares, or $3.0 million, of Series B Convertible Preferred Stock to provide funding for the Company's East Dam project and other projects on which the Company commenced work during the first half of 1997. The Series B Preferred Shares are convertible into Common Stock commencing 91 days after issuance at the lesser of (i) 120% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.67) or 82% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 91st and 120th day following closing, (ii) 110% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.475) or 79% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 121st and 150th day following closing, (iii) 100% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.225) or 76% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 151st and 180th day following closing, and (iv) 100% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.225) or 73% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring on or after the 181st day following closing. The Series B Preferred Shares pay a 7% dividend payable on conversion or at redemption in cash or Common Stock, at the Company's option. All Series B Preferred Shares remaining outstanding on February 12, 2000 shall be automatically converted into Common Stock. On August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 2,675,000 three year Warrants (the "Three Year Warrants").

     The Convertible  Notes are  convertible  into Common Stock at the lesser of
(i) $2.75 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants was subject to the issuance of a maximum of 1,997,130 shares of Common Stock on conversion unless the shareholders of the Company approved issuances beyond that level upon conversion. Shareholder approval of issuances beyond 1,997,130 shares was received on November 4, 1997. Further, the Company has the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes pay interest at 7% payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. In the event that a registration statement covering the shares underlying the Convertible Notes has not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes shall be increased to 18% and 24%, respectively, from those dates until such a registration statement becomes effective. The registration statement was declared effective in January 9, 1998. The amount of additional interest expense was $54,500.

     The value, totaling $4,718,750, of the discounted conversion feature on the notes and the value of the warrants has been accounted for as additional interest via a debit to debt discount and a credit to paid-in-capital. The debt discount has been calculated as the fixed discount from the market at the date of sale based upon the common stock's trading price of $4 per share on August 13th. This interest is being amortized over the three year life of the debt. During 1997, $600,000 was amortized and recorded as interest expense.

     On  February  13.  1998,  the  Company  sold  3,600  shares  of Series C 7%
Convertible Preferred Stock and 2,350,000 Four Year $5.00 Warrants. The securities were issued to five accredited investors. The aggregate sales price of such securities was $3,600,000. Commissions totaling 10% were paid in connection with the placement. The securities were offered pursuant to
Regulation D. The offer was directed exclusively to a limited number of accredited investor without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment The securities bear legends restricting the resale thereof. The Series C Preferred Stock is convertible into Common Stock at the lesser of (i) $4.50 per share or (11) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Four Year $5.00 Warrants are exercisable for a four year period at the lesser of $5.00 per share or the lowest conversion price of the Series C Preferred Stock. Conversion of the Series C Preferred Stock and exercise of the Four Year $5.00 Warrants is subject to the issuance of a maximum of 3,285,438 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 3,285,438 shares, the holders of Series C Preferred Stock and Four Year $5.00 Warrants remaining outstanding if and when 3,285,438 shares have been issued will have the right to demand redemption of the Series C Preferred Stock at $1,250 per share plus accrued dividends and to demand redemption of the Four Year $5.00 Warrants at the pre-tax profit such holders would have realized had the Four Year $5.00 Warrants been exercised at the time redemption is demanded. Further, the Company has the right, upon notice to the holders, to redeem any Series C Preferred Stock submitted for conversion at a price or $2.75 of less at 125% of the principal amount of such Series C Preferred Stock plus accrued and unpaid dividends. The Series C Preferred Stock pays dividends at 7% per annum payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option.

     On February 11, 1998, the Company issued 1,270,000 Three Year $4.50 Warrants (the "Lock-Up Warrants"). The Lock-Up were issued to three accredited investors. The Lock-Up Warrants were issued in conjunction with the execution of Lock-Up Agreements by the holders of $3.00 Warrants of the Company whereby the holders of such warrants agreed not to resell any shares underlying those warrants prior to July 30, 1998. The Lock-Up were offered pursuant to Section 4(2). The offer was directed exclusively to a limited number of accredited investor without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof. The Lock-Up Warrants are exercisable for a three year period at $4.50 per share.

     On January 8, 1998, the Company made a $300,000 payment representing its one half share of the capital of Seven Star International Holding, Inc. ("7 Star"). 7 Star is a joint venture between IDM and Jin Xin and is incorporated in The British Virgin Islands. 7 Star has entered into a license agreement with Life International Products, Inc. ("Life") for the right to process, produce, promote and sell Life products in the Peoples Republic of China (including Hong
Kong), Taiwan, Indonesia and Singapore. The license agreement requires a minimum royalty of $400,000 for the first year which was paid upon execution of the license agreement.


     Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, the Company presently has no sources of financing or commitments to provide financing. A total of 440,000 Class A Warrants issued in connection with the Company's initial public offering were outstanding and exercisable at December 31, 1997. Such warrants are exercisable to purchase two shares of common stock each for a price of $9.00, or $4.50 per share. The warrants are exercisable until April of 1999 unless earlier called. The Company may call the warrants if the closing bid price of the common stock equals or exceeds $9.00 for a period of twenty consecutive trading days. Exercise of the warrants would provide gross proceeds to the Company of approximately $4.0 million and result in the issuance of .9 million shares. There can be no assurance, however, when, if ever, any or all of the warrants will be exercised.

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

The Year 2000 Issue

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. The Company has reviewed its accounting software and has determined since the software it is using has four digits to identify the year that it does not have a problem

Certain Factors Affecting Future Operating Results


     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: possible fluctuations in the growth and demand for energy in markets in which the Company may seek to establish energy production operations; intense competition for establishment of energy production operations in growing economies; currency, economic, financing and other risks inherent in establishing energy operations in foreign markets; uncertainty regarding the rate of growth in demand for nuclear decommissioning and site revitalization services; continued delays in awarding and commencing contracts; delays in payment on contracts occasioned by dealings with governmental and foreign entities; changes in accepted remediation technologies and techniques; fluctuations in operating costs associated with changes in project specifications and general economic conditions; substantial fluctuations in revenues resulting from completion and replacement of contracts and delays in contracts; economic conditions affecting the ability of prospective customers to finance projects; and other factors generally affecting the timing and financing of projects. In addition to the foregoing, the following specific factors may affect the Company's future operating results.


     At December 31, 1997, the Company was on-site on projects with a total leave in value of services yet to be performed of $31 million. The largest projects on which the Company was on-site at December 31, 1997 were the East Dam project in Southern California with an approximate value of services to be performed of $15 million and Bechtel Jacobs with an approximate value of services to be performed of $8 million. Both contracts are expected to be fully completed by the end of 1998.

     In addition to its existing contracts, the Company is presently bidding on, or proposes to bid on, numerous projects in order to replace revenues from projects which will be completed during 1998 and to increase the total dollar volume of projects under contract. Management anticipates that the Company's efforts to bid on and secure new contracts will focus on projects which can be readily serviced from the regional offices opened by the Company during 1994 and 1995 as well as certain large international plant relocation projects and nuclear decommissioning projects which the Company intends to pursue. The Company's regional offices, particularly the Oak Ridge, Tennessee and Los Alamos, New Mexico offices are strategically located in areas having a high concentration of prospective governmental and private remediation sites. While bidding to perform services at such sites is expected to be highly competitive, management believes that the Company's existing presence on adjacent projects combined with its proven expertise and resources will allow the Company to successfully bid on and perform substantial additional projects based out of its regional offices.

     In addition to remediation and plant relocation projects on which the Company is presently bidding or negotiating, the Company during 1997 entered the energy production and services market. The Company expects to begin energy projects and nuclear decommissioning projects at the following prospects by as early as the second half of 1998, which are representative of the future direction in which the Company plans to embark:

     Miravalle Power Project. The Company has signed a 15 year power purchase agreement pursuant to which it will construct, own and operate a power production facility to supply approximately 45 megawatts of electric power to El Salvador's leading power distribution company. The Company has entered into an initial agreement with Caterpillar Power Ventures, Inc. and Caterpillar Power Ventures International Ltd., both subsidiaries of Caterpillar, Inc., pursuant to which it is anticipated that Caterpillar will participate as an equity investor and lead contractor on the Miravalle Power Project. The Company, at April 15, 1998, was finalizing project financing and expects to begin construction of a $55 million facility shortly. Construction on this project is expected to take about one year with the plant scheduled to be operational and supplying electricity by the middle of 1999.

     Initial estimates of the value of the supply contract were $360 million. However, with the privatization of the energy distribution industry in El Salvador shortly after the Company finalized its supply contract, lower power rates originally sought by the Salvadorean government are being eliminated. With realistic prospects of power tariffs as much as doubling over the next two years, the value of the power supply contract could be substantially higher than initially projected.


     Greifswald Nuclear Plant Decommissioning/Site Revitalization Project. The Company is a principal member of a consortium selected by the German Government to negotiate the revitalization/reindustrialization and privatization of the Energiewerke Nord site in Lubmin, Germany. Nuclear decommissioning and associated cleanup and maintenance activities at the site will take about 10 years to complete. The German Government has appropriated DM 6.209 billion for the project.

     The revitalization and reindustrialization of the site is expected to provide numerous additional opportunities for the Company, including attracting new investment in the region, upgrading infrastructure; and possibly new construction project. The Company, and its consortium partners (which includes Duke Energy), have committed to create a minimum of 1,500 new jobs at the site in the Greifswald and Mecklenberg-Vorpommem region and have identified and negotiated with numerous multinational high-technology, biotechnology and basic manufacturing companies desiring to establish a presence at the site. The first investor, Foremost-Magellan, a Taiwanese/American high technology holding company, has committed to establish operations in the region and at the site.


     Georgia Project. The Company has signed a Protocol of Intention with the Ministry of Fuel and Energy in the former Soviet state of Georgia under which the Company will have the right to construct, own and operate electric energy facilities in the region. The Company, at April 15, 1998, was actively developing the most financially attractive projects in Georgia with the intent of signing a 35-year power purchase agreement which will establish the terms for the sale of electric power from generating facilities with a capacity of up to 1,000 megawatts.

     In addition to the above projects which are in advanced stages, the Company is presently in discussions involving 21 distinct energy production projects worldwide. The Company believes that the successful commencement of power production operations in El Salvador will enhance its position in the energy production market and that ongoing discussions will result in the Company's participation in the development of multiple energy production facilities providing 1,500 megawatts or more of electric energy to various countries and cities in Asia, Central and South America and Eastern Europe.

     The Company also believes that successful implementation of the planned decommissioning and site revitalization activities at the Greifswald site will open the door for numerous opportunities to provide similar long term services at nuclear facilities throughout the world, including in Western Europe and the United States.


     While the Company anticipates that entry into the energy production and nuclear facilities decommissioning and site revitalization market will provide significant opportunities for sustainable growth in both revenues and operating profits, entry into those markets requires substantial capital commitments and involves certain risks. Undertaking energy production and nuclear decommissioning projects can be expected to require capital expenditures of as little as several million dollars to hundreds of millions of dollars per project. The Company does not currently have the necessary capital resources to undertake such ventures without third party financing. The Company anticipates that it will take on equity partners and seek third party debt financing to finance substantial portions of the projects which it expects to undertake. While the Company has been successful in attracting substantial partners in both its El Salvador energy project and its German nuclear decommissioning/site revitalization project, the Company has no commitments from potential partners and financing sources to provide funding for future projects and there is no assurance that such partners and financing sources will be available, or will provide financing on acceptable terms, if and when the Company commences future projects.


Impact of Inflation

     Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue. However, it is anticipated that any increases in costs to the Company can be passed on to its customers in the form of higher prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Samuel Klein and Company, appears on pages F-1 through F-33 of this report. See Index to Financial Statements on page 35 of this report.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

          (1)  Consolidated   Financial  Statements:   See  Index  to  Financial
               Statements on page 35 of this report for financial statements and supplementary data filed as part of this report.

          (2)  Financial Statement Schedules

                  None

         (3)      Exhibits


    Exhibit
    Number                                   Description of Exhibit
  ----------                               --------------------------


      3.1       Restated Certificate of Incorporation of IDM Environmental Corp. (1)
      3.2       Bylaws, as amended, of IDM Environmental Corp. (3)
      4.1       Specimen Common Stock Certificate (1)
      4.2       Specimen Class A Warrant Certificate (1)
      4.3       Form of Warrant Agreement (1)
      4.4       Certificate of Designation fixing terms of Series A Junior Participating Preferred
                Stock (2)
      4.5       Certificate of Designation fixing terms of Series B Preferred Stock (6)
      4.6*      Certificate of Designation fixing terms of Series C Preferred Stock
      4.7       Warrant Agreement dated February 12, 1997 (6)
     10.1       Lease Agreement between International Dismantling & Machinery Corporation and L&G Associates dated March 1, 1993 for site in South River, New Jersey (1)
     10.2+      1993 Incentive Stock Option Plan, as amended (3)
     10.3+      1995 Incentive Stock Option Plan (3)
     10.4+*     1998 Comprehensive Stock Option and Award Plan
     10.5+      Employment Agreement between the Company and Joel Freedman, as amended, dated February 1, 1996 (3)
     10.6+      Employment Agreement between the Company and Frank Falco, as amended, dated February 1, 1996 (3)
     10.7+*     Amendment, dated September of 1997, to Employment Agreement between the Company and Joel Freedman
     10.8+*     Amendment, dated September of 1997, to Employment Agreement between the Company and Frank Falco
     10.9+*     Second  Amendment,  dated  February  1998,  to  Employment  Agreement  between the Company and Joel
                Freedman
     10.10+*    Second Amendment, dated February 1998, to Employment Agreement between the Company and Frank Falco
     10.11+*    Nonqualified Stock Option Agreement between the Company and Joel Freedman
     10.12+*    Nonqualified Stock Option Agreement between the Company and Frank Falco
     10.13      Alexander Charles Lentes Stock Option (7)
     10.14      Bernd Muller Stock Option (7)
     10.15*     Stock Option Agreement with M.H. Meyerson & Co., Inc. dated August, 1997
     10.16*     Nonqualified Stock Option Grant, dated January 8, 1998, between the Company and The Boston Group
     10.17      Amended and Restated Warrant Agreement with Rochon Capital Group Ltd. (7)
     10.18*     Consulting Agreement dated May 23, 1997 between the Company and Ron Logerwell
     10.19      Form of Agreement regarding confidential information and competition by employees (1)
     10.20      Form of Severance Agreement (3)
     10.21      Voting Agreement (1)
     10.22      Share Rights Agreement dated April 1, 1996 (2)
     10.23      License Agreement dated June 30, 1996 with Life International Products (4)
     10.24      Agreement dated July 19, 1996 with Continental Waste Conversion, Inc. (4)
     10.25      License  Agreement  dated July 18, 1996 with  Continental  Waste  Conversion,  Inc. and Continental
                Waste Conversion International, Inc. (4)
     10.26      Promissory Note in the amount of $160,000  (Canadian)  dated July 22, 1996 from  Continental  Waste
                Conversion, Inc. to Continental Waste Conversion International (4)


     10.27      Pledge and Security  Agreement dated July 19, 1996 between  Continental Waste Conversion,  Inc. and
                Continental Waste Conversion International, Inc. (4)
     10.28      Form of 7% Convertible Note due January 31, 1999 (5)
     10.29      Form of Three Year $3.00 Warrant (5)
     10.30*     Protocol of Intention dated January 20, 1998 re: Georgia power plant
     10.31*     License  Agreement  dated  December 15, 1997 between Life  International  Products,  Inc. and Seven
                Star International Holding, Inc.
     10.32*     Form of Lock-Up Agreement
     10.33*     Form of Lock-Up Warrant
     10.34*     Form of Four Year $5.00 Warrant
     10.35*     Consulting Agreement dated March 1997 with SAGA Promotions, Inc.
     10.36*     Stock Option Grant dated February 1998 to SAGA Promotions, Inc.
     10.37*     Stock Option Grant dated February 1998 to Aaron Lehman
     10.38*     Revised Memorandum of Understanding dated March 1998 re: Taiwan waste-to-energy project
     10.39*     Modification to Power Purchase Contract dated November 1997 re: El Salvador power project
     21.1*      List of subsidiaries
     23.1*      Consent of Samuel Klein and Company
     27.*       Financial Data Schedule

+        Compensatory plan or management agreement.
*        Filed herewith
(1)      Incorporated by reference to the respective  exhibits filed with  Registrant's  Registration  Statement on
         Form SB-2 (Commission File No. 33-66466) declared  effective by the Securities and Exchange  Commission on
         April 20, 1994
(2)      Incorporated by reference to the respective  exhibits filed with  Registrant's  Current Report on Form 8-K dated April 1, 1996
(3)      Incorporated  by  reference to the  respective  exhibits  filed with  Registrant's  Annual  Report on Form
         10-KSB for the year ended December 31, 1995
(4)      Incorporated  by reference to the respective  exhibits filed with  Registrant's  Quarterly  Report on Form
         10-Q for the quarter ended September 30, 1996
(5)      Incorporated  by reference to the respective  exhibits filed with  Registrant's  Quarterly  Report on Form
         10-Q for the quarter ended June 30, 1997
(6)      Incorporated by reference to the respective  exhibits filed with  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1996
(7)      Incorporated by reference to the respective  exhibits filed with  Registrant's  Registration  Statement on
         Form S-3 (Commission File No. 333-28485)  declared effective by the Securities and Exchange  Commission on
         January 9, 1998


(b)      Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 IDM ENVIRONMENTAL CORP.



                                                 By:/s/  Joel Freedman
                                                   -------------------------
                                                        Joel Freedman
                                                        President

Dated:   April 15, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                      Title                             Date
   -----------                    ------                            ------



 /s/ Joel A. Freedman      President, Chief Executive Officer     April 15, 1998
---------------------      (Principal Executive Officer) and
Joel A. Freedman           Director


/s/ Frank A. Falco         Executive Vice President, Chief        April 15, 1998
---------------------      Operating Officer and Chairman
Frank A. Falco             of the Board of Directors


/s/ Michael B. Killeen     Treasurer (Principal Accounting        April 15, 1998
----------------------     and Financial Officer) and Director
Michael B. Killeen


---------------------                                             --------, 1998
Richard Keller             Director


---------------------                                             --------, 1998
Frank Patti                Director

/s/ Robert McGuinness
---------------------
Robert McGuinness          Director                               April 15, 1998

                 IDM ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                           Page
                                                                          ------

Independent Auditor's Report................................................ F-1


Consolidated Balance Sheets as of December 31, 1997 and 1996...............  F-2


Consolidated Statements of Operations for the Years ended December 31, 1997,
   1996 and 1995...........................................................  F-3


Consolidated Statements of Stockholders' Equity for the Years ended December
   31, 1997, 1996 and 1995.................................................  F-4


Consolidated Statements of Cash Flows for the Years ended December 31, 1997,
   1996 and 1995...........................................................  F-5


Notes to Consolidated Financial Statements.................................  F-7

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
IDM Environmental Corp. and Subsidiaries
South River, New Jersey


We have audited the accompanying consolidated balance sheets of IDM Environmental Corp. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDM Environmental Corp. and Subsidiaries as of December 31, 1997 and 1996, and the results of operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                  /s/  Samuel Klein and Company

                                                   SAMUEL KLEIN AND COMPANY

Newark, New Jersey
April 8, 1998

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     December 31,
ASSETS                                                                                          1997              1996
                                                                                           ---------------   ---------------

Current Assets:
  Cash and cash equivalents                                                               $       602,242    $    1,001,254
  Accounts receivable                                                                           4,094,408         5,626,208
  Stock subscription receivable                                                                                     775,862
  Notes receivable - current                                                                      116,457         1,274,773
  Inventory                                                                                       582,517         1,182,517
  Costs and estimated earnings in excess of billings                                              455,823         1,655,754
  Bonding deposits                                                                                  9,157            55,472
  Due from officers                                                                               369,541           208,676
  Prepaid expenses and other current assets                                                     1,433,068         1,884,977
                                                                                           ---------------   ---------------
     Total Current Assets                                                                       7,663,213        13,665,493

Investment in and Advances to Unconsolidated Affiliates, at cost                                3,453,309
Investment in Affiliate, at cost                                                                1,715,000         1,300,000
Notes Receivable - long term                                                                    1,381,155         1,572,238
Debt Discount and Issuance Costs                                                                4,610,166                 -
Deferred income taxes                                                                           4,170,000         2,609,000
Property, Plant and Equipment                                                                   3,277,116         2,742,650
Other Assets                                                                                      880,746           313,246
                                                                                           ---------------   ---------------

                                                                                         $     27,150,705   $    22,202,627
                                                                                           ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                      $      3,566,393    $      351,127
  Accounts payable and accrued expenses                                                         5,159,635         7,105,827
  Billings in excess of costs and estimated earnings                                               86,604            86,496
                                                                                           ---------------   ---------------
     Total Current Liabilities                                                                  8,812,632         7,543,450

Long-Term Debt                                                                                    258,686           164,034

Minority Interest                                                                                                 1,034,483
                                                                                           ---------------   ---------------
     Total Liabilities                                                                          9,071,318         8,741,967
                                                                                           ---------------   ---------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, authorized 30,000,000 shares $.001 par value, issued
   and outstanding 14,513 073 in 1997 and 9,602,730 in 1996                                        14,513             9,603
  Additional paid-in capital                                                                   38,497,705        25,359,465
  Convertible preferred stock, authorized 1,000,000 shares $1.00 par value, issued and
  outstanding 270 shares in 1997 stated at conversion value of $10,000 per share                2,700,000                 -

  Retained earnings (deficit)                                                                (23,132,831)      (11,908,408)
                                                                                           ---------------   ---------------
                                                                                               18,079,387        13,460,660
                                                                                           ---------------   ---------------


                                                                                          $    27,150,705    $   22,202,627
                                                                                           ===============   ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 For the Years Ended December 31,
                                                                             1997               1996              1995
                                                                       -----------------   ---------------   ---------------

Revenue:
  Contract income                                                      $     17,825,849   $    20,807,491   $    33,865,680
  Sale of equipment                                                              96,050           834,355         5,131,504
  Sale of scrap                                                                       -                 -           406,187
                                                                       -----------------   ---------------   ---------------
                                                                             17,921,899        21,641,846        39,403,371
                                                                       -----------------   ---------------   ---------------
Cost of Sales:
  Direct job costs                                                           17,002,308        21,491,328        30,432,547
  Unusual job costs                                                                   -                 -         3,300,000
  Cost of equipment sales                                                        47,057           643,242         2,977,484
  Write-down of inventory surplus                                               600,000           300,000                 -
                                                                       -----------------   ---------------   ---------------
                                                                             17,649,365        22,434,570        36,710,031
                                                                       -----------------   ---------------   ---------------

Gross Profit (Loss)                                                             272,534         (792,724)         2,693,340
                                                                       -----------------   ---------------   ---------------

Operating Expenses:
  General and administrative expenses                                        10,537,677         9,567,435         7,637,621
  Depreciation and amortization                                                 723,415           668,227           653,273
                                                                       -----------------   ---------------   ---------------
                                                                             11,261,092        10,235,662         8,290,894
                                                                       -----------------   ---------------   ---------------

Loss from Operations                                                       (10,988,558)      (11,028,386)       (5,597,554)

Other Income (Expense):
  Interest income (expense)                                                   (512,768)            30,542           200,141
                                                                       -----------------   ---------------   ---------------

Loss before Credit for Income Taxes                                        (11,501,326)      (10,997,844)       (5,397,413)

Credit for Income Taxes                                                     (1,561,000)       (1,850,000)       (1,530,000)
                                                                       -----------------   ---------------   ---------------

Net Loss                                                                    (9,940,326)       (9,147,844)       (3,867,413)

Preferred Stock Dividends including amortization of beneficial
   conversion feature of $1,109,589 amortized over 180 days                   1,284,097
                                                                       -----------------   ---------------   ---------------

Net Loss on Common Stock
                                                                      $    (11,224,423)  $    (9,147,844)   $  (3,867,413)
                                                                       =================   ===============   ===============

Loss per Share:
  Basic loss per share                                                          $(1.00)           $(1.13)           $(0.67)
                                                                       =================   ===============   ===============

  Diluted loss per share                                                        $(1.00)           $(1.13)           $(0.67)
                                                                       =================   ===============   ===============

  Basic common shares outstanding                                            11,212,690         8,089,472         5,815,565
                                                                       =================   ===============   ===============

  Diluted common shares outstanding                                          11,212,690         8,089,472         5,815,565
                                                                       =================   ===============   ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                  Additional        Convertible         Retained
                                                         Common Stock               Paid-in          Preferred          Earnings
                                                  ---------------------------
                                                    Shares         Amount           Capital            Stock            (Deficit)
                                                  ------------   ------------   ----------------   ---------------   ---------------


Balances - January 1, 1995                          5,783,334         $5,783        $12,716,381                           $1,106,849

Surrender and Retirement of Common                                                                                                 -
  Stock by Officer                                   (36,621)           (37)          (192,223)
Conversion of Convertible Notes                                                                                                    -
   to Common Stock                                    453,366            454          1,169,737
Net Loss for the Year Ended
   December 31, 1995                                        -              -                  -                          (3,867,413)
                                                  ------------   ------------   ----------------                     ---------------
Balances - December 31, 1995                        6,200,079          6,200         13,693,895                          (2,760,564)

Surrender and Retirement of
  Common Stock by Officer                            (92,214)           (92)          (670,488)                                    -
Conversion of Convertible Notes
   to Common Stock                                  1,143,903          1,144          3,319,108                                    -
Class A Warrants Exercised                          2,102,000          2,102          6,954,348                                    -

Private Placement Warrants                              7,500              8             33,742                                    -

Exercise of Underwriters Options                      300,000            300          1,979,700                                    -

Common Stock Options Exercised                         41,462             41             55,248                                    -

Issuance of Non Qualified Options, pursuant
   to a consulting agreement                                -              -            210,312                                    -
Retirement of Common Stock, pursuant to
  a stock repurchase plan                           (100,000)          (100)          (216,400)                                    -
Net Loss for the Year Ended
   December 31, 1996                                        -              -                  -                          (9,147,844)
                                                  ------------   ------------   ----------------   ---------------   ---------------
Balances - December 31, 1996                        9,602,730          9,603         25,359,465                         (11,908,408)
Issuance of Convertible
   Preferred Stock February 1997                                                                       $3,000,000
Conversion of Preferred Stock
   to Common Stock                                    192,925            193            289,237         (300,000)

Class A Warrants Exercised                          4,517,028          4,517          6,166,483

Stock Options Plan Exercises                           45,390             45             62,996

Issuance of Non-Qualified Options,
  pursuant to consulting agreements                                                     456,340
Preferred Stock Beneficial Conversion feature                                         1,109,589

Preferred Stock Dividends                                                                                                (1,284,097)

Exercise of Non-Qualified Consulting Options          155,000            155            234,845

Discounted Conversion feature on
  Convertible Notes and Warrants                                                      4,818,750
Net Loss  for the year ended
  December 31, 1997                                                                                                      (9,940,326)
                                                  ------------   ------------   ----------------   ---------------   ---------------
Balances - December 31, 1997
                                                   14,513,073        $14,513        $38,497,705        $2,700,000     $ (23,132,831)
                                                  ============   ============   ================   ===============   ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    For the Years Ended December 31,
                                                                1997              1996             1995
                                                              -------            -------          -------

Cash Flows from Operating Activities:
  Net income (loss)                                         $   (9,940,326)     $  (9,147,844)      $  (3,867,413)
  Adjustments to reconcile net income (loss) to net
cash used in operating activities:
      Deferred taxes                                            (1,561,000)        (1,956,400)           (400,000)
      Depreciation and amortization                                831,937            668,227             653,273
      Amortization of debt discount                                612,864                  -                   -
      Compensation cost on consultant stock options                456,340                  -                   -
      Write-down of surplus inventory                              600,000            300,000                   -
      Provision for loss on notes receivable                     1,300,000            630,000                   -
      Decrease (Increase) In:                                            -                  -                   -
        Accounts receivable                                      1,531,800            989,922          (1,947,644)
        Inventory -                                                      -          2,972,875
        Notes receivable                                            49,399           (283,893)         (3,193,118)
        Costs and estimated earnings in excess of billings       1,199,931          1,978,298          (1,008,812)
        Prepaid expenses and other current assets                  451,909         (1,119,033)           (149,181)
        Bonding deposits                                            46,315            827,691           1,510,494
        Recoverable income taxes                                         -          1,114,442          (1,088,005)

      Increase (Decrease) In:
        Accounts payable and accrued expenses                  (1,937,675)          1,361,671          (1,845,521)
        Billings in excess of costs and estimated earnings            108            (833,079)            853,584
        Income taxes payable                                            -                   -            (477,600)
                                                               ----------          ----------          ----------
          Net cash used in operating activities                (6,358,398)         (5,469,998)         (7,987,068)
                                                               ----------          ----------          ----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                   (305,533)           (574,832)           (639,417)
  Investment in affiliate                                        (415,000)         (1,300,000)                  -
  Investment in and advances to unconsolidated affiliates      (3,453,309)                  -                   -
  Acquisition of other assets                                    (567,500)           (313,246)                  -
  Loans and advances to officers                                 (160,865)           (330,768)           (349,632)
                                                               -----------         ----------           ---------
          Net cash used in investing activities                (4,902,207)         (2,518,846)           (989,049)
                                                               -----------        -----------           ---------


Cash Flows from Financing Activities:
  Net proceeds from convertible bond issuance                          -                   -           4,185,000
  Net proceeds from convertible note issuance                  2,780,000                   -                   -
  Net proceeds from convertible preferred stock issuance       2,722,500                   -                   -
  Principal payments on long-term debt                          (676,819)           (371,109)           (193,922)
  Preferred stock dividends                                     (174,508)                  -                   -
  Purchase and retirement of common stock                              -            (216,500)                  -
  Contribution from minority interest                                  -             258,621                   -
  Repurchase of minority interest                               (258,621)                  -                   -
  Proceeds from exercise of stock options and warrants         6,469,041           9,235,800                   -
                                                              ----------           ----------           --------
          Net cash provided by financing activities           10,861,593           8,906,812           3,991,078
                                                              ----------           ----------          ---------

Increase (Decrease) in Cash and Cash Equivalents               (399,012)             917,968          (4,985,039)

Cash and Cash Equivalents, beginning of year                  1,001,254               83,286           5,068,325
                                                              ---------
Cash and Cash Equivalents, end of year                      $   602,242        $   1,001,254           $  83,286
                                                              =========           ==========           =========


                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                             For the Years Ended December 31,
                                                                                           1997            1996             1995
                                                                                       -------------   --------------   ------------



Supplementary Disclosures of Cash Flow Information:

  Cash paid during the year for:
    Interest                                                                            $    184,631     $     65,694    $    35,550
                                                                                       =============   ==============   ============
    Income taxes
                                                                                                        $          -    $    488,802
                                                                                       =============   ==============   ============
Supplemental Disclosure of Noncash Investing and Financing Activities:
  Property, plant and equipment financing                                              $    961,737    $      195,821   $    693,324
                                                                                       =============   ==============   ============
  Repayment of officer's loan through surrender of common stock                        $    670,580    $      192,260
                                                                                       =============   ==============   ============
  Conversion of convertible promissory notes to common stock                           $  3,320,252    $    1,170,191
                                                                                       =============   ==============   ============
  Sale to minority stockholder with stock subscription receivable                      $    775,862    $           -
                                                                                       =============   ==============   ============
  Cancellation of stock subscription receivable                                        $    775,862    $           -    $          -
                                                                                       =============   ==============   ============
  Conversion of preferred stock to common stock                                        $    300,000
                                                                                       =============   ==============   ============
  Beneficial conversion feature debt discount on convertible notes                     $  4,818,750
                                                                                       =============   ==============   ============
  Beneficial conversion feature preferred stock                                        $  1,109,589
                                                                                       =============   ==============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

IDM Environmental Corp. (collectively with its subsidiaries referred to herein as the "Company") is a global diversified services company offering a broad range of design, engineering, construction, project development and management, plant operations and environmental services and technologies. The Company, through its domestic and international subsidiaries, offers services and technologies in three principal areas: Power Project Development and Operation, Specialty Project Engineering and Environmental Remediation.

The Company is also active in the development and commercialization of a number of proprietary technologies in the fields of bioremediation/superoxygenation of water, gasification of solid wastes and soil remediation . In 1995 the Company formed two subsidiaries to conduct business in specific regions which required domiciled entities. During 1996 the Company formed two subsidiaries and acquired through assignment the rights, title and interest of certain contracts and agreements and two inactive corporations in order to conduct business in specific regions of North and South America and East Asia.


Principals of Consolidation and Basis of Presentation
-----------------------------------------------------

The accompanying financial statements consolidate the accounts of the parent company and all of its wholly owned and majority owned subsidiaries. Investments in unconsolidated affiliated joint ventures in which ownership of the venture is between 20% and 50% are accounted for under the equity method for balance sheet presentation and the proportionate consolidation method for revenues and expenses of the joint venture. Investments in affiliates representing less than 20% of the ownership of such companies are accounted for under the cost method.


Translation of Foreign Currencies
---------------------------------

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


Revenue Recognition
-------------------

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

Use of Estimates
----------------

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


Cash and Cash Equivalents
-------------------------

For financial  statement  purposes,  short-term  investments  with a maturity of
ninety  days  or  less  and  highly  liquid   investments  are  considered  cash
equivalents.


Inventory
---------

Inventory consists of used equipment and is stated at the lower of cost (specific identification) or market.

Unamortized Debt Discount and Issuance Costs
--------------------------------------------

Costs in connection with the issuance of the 7% Convertible Notes and the Convertible Preferred Stock are amortized and charged to operations using the straight line method over the terms of the respective issues. Upon conversion, any unamortized costs are charged to additional paid in capital net of tax effect.


Deferred Issue Costs
--------------------

Costs in connection with the issuance of the 7% Convertible Notes and the Convertible Preferred Stock are amortized and charged to operations using the straight line method over the term of the convertible issue. Upon conversion, any unamortized costs are charged to additional paid in capital net of tax effect.


Property, Plant and Equipment
-----------------------------

Property plant and equipment are recorded at cost. Depreciation has been calculated using the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The depreciation method and estimated useful lives of the assets are generally as follows:


                               Estimated               Method of
     Asset                    Useful Life             Depreciation
   ---------                ----------------         --------------

Office equipment                3 - 10                Straight-line
Furniture and fixtures          3 - 10                Straight-line
Leasehold improvements          5 - 31.5              Straight-line
Transportation equipment        3 - 5                 Straight-line
Job equipment                   7 - 10                Straight-line


Costs of repairs and maintenance are charged to operations as incurred and additions and betterments are capitalized. Upon retirement or disposition of assets, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statement of operations.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Income Taxes
------------

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


Accounting for Stock-Based Compensation
---------------------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issue to Employees" ("APB 25") in accounting for its employee stock options plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board Statement No. 123, "Accounts for Stock Based Compensation" ("FASB 123") were applied. According to FASB 123 the fair value of these options was estimated at the grant date using Black-Scholes option pricing model.


Impairment of Long-Lived Assets
-------------------------------

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Earnings (Loss) Per Share
-------------------------

As of December 31, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128") replaced the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, had an anti-dilutive effect on earnings per share and no effect on the weighted average number of common shares. All net loss per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.  ACQUISITIONS AND INVESTMENTS IN AFFILIATES

On July 11, 1996, effective June 30, 1996, the Company, pursuant to a license agreement entered into between the Company and Life International Products ("Life"), acquired a 10% interest in Life for $1,300,000. The Company has recorded its investment at cost. In addition to acquiring a 10% interest, the Company entered into an exclusive licensing agreement with Life pursuant to which the Company shall market and employ Life's patented environmental remediation technology for long term bioremediation of contaminated ground water throughout North America. On November 3, 1997, the Company invested an additional $415,000 in Life to maintain its 10% interest.

Pursuant to such license agreement, the Company agreed to fund the operation and expenses associated with the marketing plan and allocate revenues from such agreement for (1) repayment of Life's cost in connection with manufacturing and
(2) any actual expenses of both the Company and Life regarding the sale and marketing of this technology. The balance (the "Net Revenues") shall be shared between the Company and Life, 20% and 80% respectively, with a minimum net revenue payment of $400,000 due to Life. This agreement, as amended November 1, 1996, provides that Life is to be paid this minimum net revenue relating to and for the period of amendment to October 1, 1998. Subsequent to such time, the Company and Life agree to negotiate in good faith as to future minimum revenues and agreement terms. For the year ended December 31, 1997, no revenues have been recognized.

On July 19, 1996 the Company, through a newly formed 90% owned subsidiary, Global Waste & Energy, Inc. ("Global Delaware"), a Delaware corporation, entered into an agreement with Enviropower Industries Inc. (formerly Continental Waste Conversion, Inc. ("CWC").) Pursuant to this agreement, Global Delaware acquired, in exchange for a 10% interest in Global Delaware and a loan through a wholly owned subsidiary of Global Delaware of $160,000 (Canadian) or approximately $116,550 (U.S.), the exclusive worldwide rights (excluding Canada) to CWC's proprietary Kocee Gas Generator waste treatment technology that converts municipal solid waste, including tires and plastics into electrical energy. In addition, the Company committed to loan up to $1,350,000 over a four month period to Global Delaware to carry on this newly acquired waste-to-energy business. F-9

2.  ACQUISITIONS AND INVESTMENTS IN AFFILIATES (continued)

At closing the Company made an initial loan of $600,000 to Global Delaware repayable upon demand with interest at 9.25%. As of December 31, 1997 the Company had loaned a total of $2,491,000 to Global Delaware. The consolidated financial statements include results of operations of Global Delaware and its subsidiaries from July 19, 1996, and therefore all intercompany loans and transactions have been eliminated within the consolidated financial statements of the Company.

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

On October 18, 1996, Global Alberta entered into a subscription agreement with a minority investor, pursuant to which the minority investor had committed to purchase a 45% interest in the El Salvador corporation for approximately $1,000,000 U.S. As of December 31, 1996, $258,621 had been received from the minority investor. During 1997 the Company repurchased from this investor their 45% equity interest for their initial investment of $258,621 and a cancellation of the stock subscription receivable.

As further discussed in Note 11, CWC has filed a claim disputing the agreements against the Company. On March 20, 1998 Enviropower Industries Inc. filed an assignment in bankruptcy. As a result, the Company wrote off the $116,550 loan as of December 31, 1997.

During 1996 and 1997, the Company entered into joint venture agreements for the purposes of completing construction realted projects, totalling approximately $20,225,000, specifically for work to be performed on the Eastside Resevoir
Project for the Water District of Southern California and building decommisioning and equipment removal at IBM Microelectronics Hudson Valley Research Park, East Fishkill, N.Y.

These joint ventures, in which the Company holds equity interest at 49% and 50%, are accounted for using the equity method of accounting for balance sheet presentation and are presented in the balance sheet classification "Investments in and Advances to Unconsolidated Affiliates". The Company has included their proportionate share of revenues and expenses related to these joint ventures within its statement of operations for the year ended December 31, 1997. Included with revenues and direct job costs are $3,303,968 and $3,040,476, respectively.

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


4.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
                                                          December 31,
                                                    1997               1996
                                                   ------             ------
     Trade accounts receivable
                                           $   4,594,408     $    5,826,208
     Allowance for doubtful accounts            (500,000)          (200,000)
                                           --------------    ---------------

                                           $   4,094,408     $    5,626,208
                                           ==============    ===============



5.  NOTES RECEIVABLE

On September 29, 1995, the Company entered into two agreements for the sale of equipment inventory with Universal Process Equipment, Inc. and their affiliate, Bethlehem Corporation (collectively "UPE"), a non-public company with principle operations in North America, and one of the world's largest marketers of new and processed equipment. Pursuant to the terms of such agreements, the Company sold substantially all of its glass lined equipment and process equipment for an aggregate minimum consideration of $4 million. The purchase price of such equipment is payable from one third of the net sales proceeds of such equipment received by UPE, which amount may exceed $4 million. The unpaid portion of the purchase price of such equipment shall bear interest at the average LIBOR base rate over the previous twelve month period and any amounts not previously paid under the agreement shall be payable in full on September 29, 2000. At December 31, 1996 the average twelve month rate was 5.53%. At December 31, 1997 and 1996, $3,211,153 and $3,144,476, respectively, was outstanding (including interest). During the fourth quarter of 1997 and 1996 management provided a $1,200,000 and a $630,000 reserve against the outstanding balance.

On June 7, 1996, the Company loaned $250,000 to Solucorp Industries, Ltd. ("Solucorp"), an environmental company with which the Company had entered into a September 7, 1995 Joint Marketing and Operation Agreement relating to the cross marketing of Solucorp's soil remediation process and the Company's products and services. The note executed June 7, 1996 (and further amended October 4, 1996), is secured by shares of Solucorp's common stock. The terms of the note as amended require the repayment of principal with interest at 10.25% per annum in eleven consecutive monthly payments of $22,448 commencing November 1, 1996, with an initial payment of $23,202 due upon the signing of the amended agreement. At December 31, 1997, $216,457 remains outstanding (including interest) and is included within current portion of Note Receivable net of a $100,000 allowance for uncollectability.

Total interest income earned from these notes for the years ended December 31, 1997, 1996 and 1995 was $107,879, $184,394 and $44,523, respectively.


6.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to the billing status of uncompleted contracts is as follows:

                                                             December 31,
                                                       1997               1996
                                                      ------             ------
   Costs incurred on uncompleted contracts
                                               $   10,108,306    $    15,683,597
   Estimated earnings (loss)                        2,331,313        (1,917,659)
                                              ---------------    ---------------
                                                   12,439,619         13,765,938
   Less:  Billings to date                         12,070,400         12,196,680
                                              ---------------    ---------------

                                               $      369,219    $     1,569,258
                                              ===============    ===============



 Included in the accompanying balance sheets under the following captions:




                                                                       December 31,
                                                                  1997               1996
                                                                 ------             ------

  Costs and estimated earnings in excess of billings
                                                                $455,823           $ 1,655,754
  Billings in excess of costs and estimated earnings             (86,604)              (86,496)
                                                             ------------          ------------

                                                               $ 369,219          $ 1,569,258
                                                           ==============         =============


7.  INVENTORY

Inventory consists of the following:

                                                           December 31,
                                                      1997               1996
                                                     -----              ------
    Purchased equipment ready for sale
                                                $    582,517       $  1,182,517
                                                =============      =============

During the fourth quarter of 1997 and 1996, management provided a write-down against the Company's inventory of surplus power generating equipment of $600,000 and $300,000, respectively. Management believes the write-downs were necessary due to the lack of sales activity and delays in the utilization of this equipment within projects currently being negotiated by the Company.

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


8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                                                    December 31,
                                                               1997               1996
                                                              ------             ------

    Office equipment                                       $ 403,846         $ 401,771
    Furniture and fixtures                                   494,117           398,377
    Leasehold improvements                                 1,018,885         1,150,853
    Transportation equipment                                 778,011           795,719
    Job equipment                                          4,872,313         3,704,740
    Land Improvements                                        131,968                -
                                                      --------------    --------------
                                                           7,699,140          6,451,460
    Less:  Accumulated depreciation and amortization       4,422,024          3,708,810
                                                     ---------------    ---------------
                                                          $3,277,116         $2,742,650
                                                     ===============    ===============




During the year ended December 31, 1997, $148,526 in depreciation expense was charged to job costs.

9.   LONG-TERM DEBT

7% Convertible Notes, Due September, 1997
-----------------------------------------

During the quarter ended September 30, 1995, the Company completed a $5,000,000 private placement offering of 7% convertible notes pursuant to Regulation S under the Securities Act of 1933, as amended. The notes were due September 15, 1997. The holders of the notes were entitled, at their option, to convert on or after November 15, 1995 one third of the original principal amount of the notes into the shares of common stock of the Company at a conversion price for each share equal to the lessor of the closing bid price of the common stock on September 15, 1995 ($5.00) or 82% of the market price of the common stock at the date of conversion. The remaining two thirds of the principal amount of notes could be converted on the same terms, one third after December 15, 1995 and one third after January 15, 1996, respectively. In the event the notes are converted within one year of their issuance, no interest shall be payable on the converted portion of such shares. As of December 31, 1997, all the notes had been converted into 1,597,269 shares of the Company's common stock.

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

7% Convertible Notes, Due January 1999
--------------------------------------

On August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 2,675,000 three year Warrants (the "Three Year Warrants").

The Convertible Notes are convertible into Common Stock at the lesser of (i) $2.75 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants was subject to the issuance of a maximum of 1,997,130 shares of Common Stock on conversion unless the shareholders of the Company approved issuance beyond that level upon conversion. Shareholder approval of issuance beyond 1,997,130 was received on November 4, 1997. Further, the Company has the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes pay interest at 7% payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. In the event that a registration statement covering the share underlying the Convertible Notes has not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes shall be increased to 18% and 24%, respectively, from those dates until such a registration statement becomes effective. As a registration was not declared effective within the 90 days required under the terms of the agreement, the company incurred $46,215 in additional interest. On January 8, 1998


Long-term debt consists of the following:

                                                                                                         December 31,
                                                                                                  1997               1996
                                                                                                 ------             ------

  Debentures:
    7% convertible notes, due January 1999                                                        $ 3,025,000     $     -
  Notes Payable:
    Note,  payable in monthly installments of $2,650 through February 1997,                                 -
      secured by equipment                                                                                          5,300
    Note, payable in monthly installments of $1,207 including
      interest at approximately 8.25% per annum through September 2000, secured by equipment           42,249      55,528

    Note, payable in monthly installments of $27,316 including
      interest at approximately 7.9% per annum through November 1997, secured by equipment                  -     277,040

    Note, payable in monthly installments of $547 including interest
      at approximately 11.9% per annum through February 1998, secured by equipment                        912       5,930
    Note, payable in monthly installments of $1,082 including interest at approximately
      24% per annum through April, 2001, secured by equipment                                          28,730
  Capital Lease Obligations:
    Capital lease, payable in monthly installments of $3,569 including interest approximately
      11.15% per annum through May 2000, secured by equipment                                         109,070     144,517

    Capital lease, payable in monthly installments of $1,508 including interest approximately
      11.4% per annum through September 1998, secured by equipment                                     12,080      26,846
    Note, payable in monthly installments of $793 including interest at approximately 10.2%
       per annum through February 2000, secured by equipment                                           16,803           -
    Capital lease, payable in monthly installments of $35,513 including interest at approximately
       10.7% per annum through March 1999, secured by equipment                                       471,631           -
    Capital lease, payable in monthly installments of $6,614 including interest at approximately
       10.7% per annum through October 1999, secured by equipment                                     118,604           -
                                                                                                --------------  ----------
                                                                                                    3,825,079     515,161
  Less:  Current portion                                                                            3,566,393     351,127
                                                                                                --------------  ----------
                                                                                                $     258,686   $ 164,034
                                                                                                ==============  ==========


                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


9.   LONG-TERM DEBT (continued)

At December 31, 1997, maturities of long-term debt (including capital lease obligations) are as follows:


               1998           $ 3,566,393
               1998               186,710
               2000                56,976
               2001                15,000
                              -----------
                              $ 3,825,079
                             ============


10.  PROVISION (CREDIT) FOR INCOME TAXES

Credit for income taxes is as follows:

                                                December 31,
                                 1997              1996               1995
                                ------            ------             ------
                               Current:
      Federal                      $ -               $ -        $ (940,200)
      State                          -                 -          (189,800)
      Foreign                        -                 -                  -
                        ---------------   ---------------    --------------
                                     -                 -        (1,130,000)
                        ---------------   ---------------    --------------
   Deferred:
      Federal              (1,906,000)       (1,530,000)          (273,700)
      State                    230,000         (205,000)          (126,300)
      Foreign                  115,000         (115,000)                  -
                        ---------------   ---------------    --------------
                           (1,561,000)       (1,850,000)          (400,000)
                        ---------------   ---------------    --------------

                       $   (1,561,000)    $  (1,850,000)     $  (1,530,000)
                        ===============   ===============    ==============

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



10.  CREDIT FOR INCOME TAXES (continued)

The Company's effective tax rate was (13.6%) in 1997 and (16.8%) in 1996. Reconciliation of these rates and the U.S. statutory rates are summarized as follows:


                                                            Years Ended December 31,
                                         1997                          1996                           1995
                                        ------                        ------                         ------
                                  Amount        Percent        Amount         Percent        Amount        Percent
                                 -------       --------       -------        --------       --------       -------

         Taxes at
         Statutory rate       $  (3,910,000)   (34.0%)        $ (3,739,000)  (34.0)%      $(1,835,100)    (34.0%)

         State taxes net of
         federal tax effect        (480,500)    (4.2)             (551,000)   (5.0)          (211,800)     (3.9)
         Foreign tax loss
         carryforward               390,500      3.4               291,000     2.6                  -         -
         Increase in
         valuation allowance      2,479,300     21.6             2,175,100    19.8           418,700       7.8
         Other                      (48,800)    (0.4)              (26,100)    0.2            98,200       1.8
                              ---------------  ----------  --------------- ----------- ---------------  -----------
                              $  (1,561,000)   (13.6%)      $   (1,850,000)  (16.8%)     $ (1,530,000)    (28.3%)
                              ===============  ==========  =============== =========== ===============  ===========




Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The components of these deferred income tax assets are as follows:


                                                                            December 31,
                                                                  1997          1996               1995
                                                                 ------        ------             ------

         Deferred Tax Assets:
         Accounts and notes receivable allowances               $  1,028,800   $  351,000         $ 84,000

         Inventory allowance                                         381,000      126,900                -
         Other inventory cost                                         20,000       19,800           19,800
         Net operating loss carryforward                           9,135,400    5,143,900          967,500
         Fixed assets                                              (148,300)     (131,300)               -
         Other                                                      110,100        44,500                -
                                                              ---------------  ------------    ------------
                                                                 10,527,000     5,554,800        1,071,300
         Valuation allowance                                     (6,357,000)   (2,945,800)        (418,700)
                                                              ---------------  ------------    ------------
         Total deferred tax assets                            $   4,170,000    $2,609,000       $  652,600
                                                              ===============  ============    ============


At December 31, 1997 the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,550,000, of which approximately $2,350,000 expires in the year 2010, $9,060,000 in the year 2011 and the balance of $8,150,000 in the following year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary difference become deductible and the net operating losses can be carried forward. In determining such projected future taxable income, management has considered the Company's historical results of operation, the current economic environment within the Company's core industries and future business activities which the company has positioned itself. Management believes the Company will realize taxable income in future years. However, based on the Company's substantial losses over the past three years, the current contract commitments in the backlog, and carry forward limitations governed by state, federal and foreign tax agencies, management believes it is more likely than not that the Company will not realize its entire net deferred tax asset. A valuation allowance of $6,357,000 has been established by management as a reduction of the Company's deferred tax assets of $10,527,000. Management believes that the net deferred asset of $4,170,000 will be realized through future taxable income.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



11. COMMITMENTS AND CONTINGENCIES

Employment Contracts and Agreements
-----------------------------------

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

On February 18, 1998 they each entered into the second amendment of the employment agreement wherein the stock bonus provision was deleted in its entirety and replaced with a stock option grant. The Company granted to each Messrs. Freedman and Falco a five year option to purchase from the Company Two Million Two Hundred Fifty Thousand (2,250,000) shares of the common stock of the Company, $0.001 par value at an exercise price of $3.719 per share, the market value of the Company's common stock at the date of grant. The Company obtained a fairness opinion and valuations report from independent sources that estimated the fair market value for each of these options to be $7,017,750 at the grant date using the Black Scholes value option pricing model.

For the years ended December 31, 1997, 1996 and 1995 the compensation expense for the two officers, including board approved bonuses, was $480,000, $480,000 and $250,000 each, respectively. For 1996, the board approved bonuses to be paid to Mr. Freedman and Mr. Falco to increase their minimum guaranteed cash compensation to $480,000 each.

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

On July 19, 1996, Global Alberta entered into employment agreements with the two principle officers of Global Alberta for terms through June 30, 1999. Pursuant to such agreement, the two officers each are to receive an annual salary of $240,000 (Canadian) through the term of the agreement. The annual salary in U.S. dollars is approximately $168,000, utilizing the exchange rate existing at December 31, 1997.

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

Litigation
----------

The Company is periodically subject to lawsuits and administrative proceedings arising in the ordinary course of business. Management believes that no pending lawsuits or administrative proceeding is likely to have a material adverse effect on the condition or results of operations of the Company.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




11.  COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)
----------------------

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

In November of 1996, a shareholder filed a class action lawsuit against the Company and certain directors and officers of the Company. The suit, filed in the Superior Court of New Jersey, Middlesex County, as subsequently amended in June 1997, alleges that the Company disseminated false and misleading financial information to the investing public between March 8, 1996 and November 18, 1996 and seeks damages in an unspecified amount to compensate investors who purchased the Company's securities between the indicated dates, as well as the disgorgement of profits allegedly received by some of the individual defendants from sales of common stock during that period.

Prior to the oral argument before the Court on defendants' motion to dismiss the amended complaint, the parties reached an agreement in principle to settle all claims, subject to notice to the class, hearing before the Court and Court approval. It is contemplated that, for settlement purposes only, the parties will stipulate to a settlement class consisting of all persons (excluding defendants) who purchased the Company's securities from March 8, 1996 through June 5, 1997, and that the action will be dismissed and appropriate releases provided in consideration for a payment to the stipulated settlement class of by the Company's insurer. Management expects that the matter will be fully resolved this calendar year.

On April 1, 1997, Enviropower Industries Inc., formerly Continental Waste Conversion Inc. ("Enviropower"), commenced an action in court in Calgary, Alberta (Action No. 9701-04774) against IDM Environmental Corp., Global Waste & Energy Inc., formerly Continental Waste Conversion International, Inc., a Delaware Corporation ("Global Delaware"), Global Waste and Energy, Inc., formerly Continental Waste Conversion International Inc., an Alberta Corporation ("Global Alberta") together with two former officers and directors of Enviropower who are now employed by Global Alberta. IDM owns 90% of the issued and outstanding shares of Global Delaware. Global Alberta is a wholly owned subsidiary of Global Delaware. The action arose from the agreements entered into between Enviropower and IDM on or about July 19, 1996 (the "Agreements"), which provided, among other things, for the grant to Global Alberta of Enviropower's right, title and interest in certain worldwide marketing and sales agreements and to an exclusive, irrevocable license granted to Global Delaware to market and use certain technology outside Canada in connection with the environmentally safe conversion of certain domestic industrial and agricultural solid waste into energy (the "Technology"). Enviropower is seeking to set aside the Agreements on the alleged basis that its shareholders did not approve the transaction. In addition, Enviropower is claiming damages for loss of its right to market and use the Technology outside of Canada resulting in an alleged estimated loss of $30 million. Enviropower also seeks indemnification for liabilities allegedly incurred by Global Alberta in the name of Enviropower in the amount of $363,000, a declaration that all profits, interest and benefits arising from the Agreements be paid to Enviropower, punitive damaged of $1 million, costs and interest plus such further and other relief as is more particularly set out in the Statement of Claim.

At present, while Enviropower has filed a Notice to Produce documents and Notice to Select an Officer on May 30, 1997, it has not advanced the claim in any respect subsequent to that time, in large part due to its apparent insolvency. On March 20, 1998, Enviropower filed an assignment in bankruptcy.

IDM, Global Alberta and Global Delaware are vigorously defending this matter. Currently, an application for security for costs is scheduled to be heard on April 8, 1998. IDM seeks an Order compelling Enviropower to post security for the costs it will likely incur in defending against Enviropower's frivolous claim. If the court orders that security must be posted and if Enviropower fails to do so, an Order to dismiss the action will probably be entered. The Company believes this claim is without merit and intends to continue to vigorously contest it.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




Operating Leases
----------------


The Company currently leases its office and warehouse facilities from L&G Associates ("L&G"), a related partnership owned by the principal shareholders of the Company, as further discussed in Note 13, Related Parties. The Company has also entered into leases for other facilities outside of New Jersey under operating lease agreements with terms ranging from two to five years.

A schedule of the future minimum payments under operating leases is as follows:

                                                    Related             Other
                   Year ending December 31,          Party            Operating
                  ------------------------          -------          -----------
                        1998                       295,032            191,310
                        1999                       295,032            183,986
                        2000                       295,032            177,108
                        2001                       295,032            123,237
                        2002                       295,032                  -
                     Thereafter                  2,655,288                  -
                                            ---------------    ---------------
                                            $    4,130,448      $     675,641
                                            ===============    ===============


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

Other
-----

The Company is contingently liable to sureties under general indemnity agreements. The Company agrees to indemnify the sureties for any payments made on contracts of suretyship, guaranty or indemnity. The Company believes that all contingent liabilities will be satisfied by their performance on the specific bonded contracts involved.

12.  RETIREMENT SAVINGS PLAN

In July of 1992, the Company amended an existing profit sharing plan to convert such plan to a retirement savings plan (the "401(k) Plan") under section 401(k) of the Internal Revenue Code. The 401(k) Plan generally covers all employees of the Company who have completed two years of service with the Company. Employees may elect to defer, in the form of contributions to the 401(k) Plan, up to 15% of their annual compensation, subject to the federal maximum limit. The Company may, at its own discretion, contribute to the plan. The Company did not contribute to the 401(k) Plan during the years ended December 31, 1997, 1996 and 1995.

13.  RELATED PARTIES

Officer Loans and Advances
--------------------------

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

At December 31, 1997, the company has receivables due from Mr. Freedman and Mr. Falco for $7,965 and $361,576, respectively, including interest at 7% per annum, which is expected to be repaid during 1998.

Leases
------

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


Leases
------

constitutes payment in full of rent for the initial term of the lease of such warehouse space. The Company, however, shall be responsible for all taxes, utilities, insurance and other costs of occupying the warehouse space during the initial term. The total cost of the renovations was to be amortized over the initial terms of the lease. On May 16, 1996 the leases were amended and extended 15 years to May 31, 2011. The amortization associated to the cost of the renovation was extended through the terms of the modified lease. Amortization expense related to these costs for the years ended December 31, 1996, 1995 and 1994 was $42,014, $24,991 and $0, respectively. For the years ended December 31, 1997, 1996 and 1995 the rent paid was $302,412, $292,884 and $285,050, respectively. Future minimum rental payments are reflected in Note 11, Commitments and Contingencies.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



14.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK


The Company earned more than 10% of its revenue from a different customer in both 1996 and 1995. In 1997 the Company earned more than 10% of its revenue from each of two different customers. For the years ended December 31, 1997, 1996 and 1954 the revenues were $8,443,000, $2,745,000 and $12,900,000, respectively.

Concentrations of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. As discussed in Note 5 the Company has a note receivable from UPE which is not expected to be fully collected within the coming year, therefore there is a concentration of credit risk.


15.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------

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

On July 14, 1997, the Company filed an amendment to its corporate charter authorizing it to issue up to 1,000 shares of Preferred Stock, $1.00 par value.

Convertible Preferred Stock
---------------------------

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

                                               Lower of x or y
                                        x                           y
       Calendar Days               Closing Date              Conversion Date
       After Closing              Average Times               Average Times
         91 - 120                      120%                        82%
         121 - 150                     110%                        79%
         151 - 180                     100%                        76%
            180                        100%                        73%


The conversion date average is the average closing bid price of the common stock as calculated over the five trading day period ending on the trading day preceding the date on which the holder transmits (by telecopier) his notice to convert. Each preferred share will be convertible into the Company's common stock (the "conversion shares") determined by dividing $10,000 by the applicable conversion price. The preferred shares mature on February 12, 2000, and on that date each preferred share then outstanding shall automatically convert into conversion shares at the then current conversion price. The preferred shares pay an annual 7% dividend. The dividends are payable only upon conversion or redemption of the preferred shares and are payable either in shares of common stock (the "dividend shares") at the average market price of the common stock over the five trading days preceding the conversion date or in cash, at the option of the Company.

The Company agreed to register the dividend shares, the conversion shares and the penalty shares in a registration statement filed by the Company at no cost to the holders of such shares. The registration statement was declared effective by the Commission on January 9, 1998.

The Company shall have the option to redeem any conversion for which the conversion price is less than $1.80 per share for cash in the amount of $12,200 per preferred share plus accrued dividends.

In connection with this transaction the Company paid a fee of $195,000 and $25,000 in expenses to the placement agent. In addition, the Company granted 100,000 warrants to the placement agent. Each warrant is exercisable to purchase one share of common stock at $2.40 per share, as amended by agreement dated November 21, 1997 commencing on February 12, 1998 and expiring on February 12, 2002. The Company has granted demand and piggy-back registration rights to the holders of these warrants.

During the year-ended December 31, 1997, 30 shares with a stated value of $300,000 were converted into 192,925 shares of the Company's common stock.

Common Stock
------------

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

On June 9, 1997 at the Company's annual stockholders meeting, the shareholders approved a proposal to amend the restated Certificate of Incorporation to increase the number of authorized shares of common stock to thirty million shares.

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

15.  STOCKHOLDERS' EQUITY (continued)

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



On November 15, 1996, the board of directors of the Company approved a stock repurchase plan whereby the Company may, from time to time, repurchase on the open market shares in its common stock in an amount up to $750,000. During the year ended December 31, 1996, the Company repurchased for retirement 100,000 shares at a price of $216,500.

During the year-ended December 31, 1997, $300,000 of the Company's Preferred Stock were converted into $92,925 shares of the Company's common stock.

Common Stock Purchase Warrants and Options
------------------------------------------

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

The Company's Class A Warrants are separately transferrable and entitle the holder to purchase two shares of common stock at $4.50 per share (subject to adjustment, which occurred). The Class A Warrants are exercisable commencing on April 20, 1995 and expiring April 20, 1999. Any or all of the Class A Warrants may be redeemed by the Company at a price of $.05 per warrant, upon the giving of 30 days written notice and provided that the closing bid price of the common stock for a period of twenty (20) consecutive trading days ending within ten
(10) days of the notice of redemption has equaled or exceeded $9.00 per share. During the year ended December 31, 1996 and 1997, 1,051,000 and $2,258,514 Class A Warrants were exercised, 2,102,000 and 4,517,028 shares were issued in connection with the exercises and resulted in net proceeds to the Company of $6,956,450 and $6,171,000.

During the year ended December 31, 1997, 2,258,514 Class A Warrants were exercised, 4,517,028 shares were issued, resulting in $6,171,000 net proceeds to the Company.

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

Common Stock Purchase Warrants and Options (continued)
------------------------------------------------------

On June 17, 1993, the Company  adopted the IDM  Environmental  Corp.  1993 Stock
Option Plan (formerly International Dismantling & Machinery Corp. 1993 Stock Option Plan) (the "Stock Option Plan"). Pursuant to the Stock Option Plan, the Company has reserved 475,000 shares of common stock for issuance pursuant to the grant of incentive stock options and nonqualified stock options.

15.  STOCKHOLDERS' EQUITY (continued)

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


On April 11, 1994, the Board of Directors granted options under the Company's 1993 Stock Option Plan to certain employees and a Director to purchase 445,400 and 5,000 shares, respectively, of the Company's common stock at $4.00 per share, the fair market value of the Company's common stock at the date of grant. The options are incentive stock options, except for the Director's stock option which is a nonqualified stock option. The options are exercisable until April 2004. Twenty percent of the options vest three months from the date of grant. The balance of the options vest at a rate of twenty percent per year on each of the four anniversary dates subsequent to the grant of the options.

On June 2, 1994, the Company granted a total of 5,000 non qualified stock options to two of the directors to purchase common stock at $6.25 per share, the fair market value of the Company's common stock at the date of the grant. The options vest at the same rate as the initial grant.

On December 28, 1994, the Company granted options to certain employees to purchase 29,700 shares of the Company's common stock at $4.38 per share, the fair market value of the Company's common stock at the date of the grant. On August 9, 1995, the Company granted an option to a new employee to purchase 5,000 shares of the Company's common stock at $5.25 per share, the fair market value of the Company's common stock at the date of grant. The options vest at the same rate as the first grant.

On January 8, 1996, the Company amended the terms of its 1993 Stock Option Plan to add provisions allowing for the cashless exercise of options issued under the plan and providing for the automatic vesting of all options granted under the plan in the event of certain changes in control of the Company. Pursuant to such cashless exercise provisions, holders of options may, as payment of the exercise price, have IDM withhold the number of shares of common stock at the then fair market value of the Company's common stock, less the exercise price, of which is equal to the aggregate exercise price of the shares of common stock issuable upon exercise of the option. Under such provision of the accelerated vesting, notwithstanding any vesting schedule set forth in any individual option agreement, all options granted under the 1993 Plan will become fully vested and exercisable in the event a person or group, other than Joel Freedman or Frank Falco, acquire in excess of 15% of common stock of IDM unless such acquisition is approved by the Board.

On January 8, 1996, the Company's Compensation Committee and Board of Directors adopted and approved a new stock option plan for the Company, the IDM Environmental Corp. 1995 Stock Option Plan (the "1995 Plan"), under which stock option awards may be made to employees, directors and consultants of the Company. The 1995 Plan became effective on the date it was adopted by the Board of Directors, subject to the approval of the Company's shareholders, and it will remain effective until the tenth anniversary of the effective date unless terminated earlier by the Board of Directors. Pursuant to the plan, the Company has reserved 500,000 shares of common stock for issuance pursuant to the grant of incentive stock options and non qualified stock options. On January 8, 1996, the Company granted options to certain employees and consultants to purchase 69,000 shares of the Company's common stock at $2.94 per share, the fair market value of the Company's common stock at the date of the grant (41,500 have vested). In addition, on January 8, 1996, the Company approved, effective November 20, 1995, the granting of 40,000 options to purchase common stock at $3.72 per share, the fair market value of the Company's common stock at the date of the grant, to certain consultants (all options were vested). The balance of the 69,000 options vest at a rate of twenty percent per year on each of the four anniversary dates subsequent to the grant of the options. Also on January 8, 1996, the Company granted 75,000 options each to Messrs., Falco and Freedman at $3.23 per share, 110% of the fair market value of the Company's common stockat the date of grant.


On May 23, 1996, the Company granted vested options to the outside directors, a consultant and an employee to purchase 50,000 shares at $8.25 per share, the fair market value of the Company's common stock at the date of grant.

On June 28, 1996 the Company  adopted and  approved a new stock option plan (the
"1996 consulting options") under which nonqualified stock options have been granted to a consultant for the right to acquire 50,000 shares of its common stock at

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



$3.23 per share. The options, which are fully vested and exercisable through June 28, 2006, were granted pursuant to a consultant agreement that expires on June 30, 1997. The fair market value of these shares at the date of grant was $7.44. The difference between the exercise price and the fair market value of the Company's common stock at date of grant (the "intrinsic value") reflects the compensation for the consulting services.

On May 22, 1997, the Company granted vested options to certain of its employees to purchase 52,950 shares at $2 a share, the fair market value of the Company's common stockat the date of grant. In addition, the Company agreed to reprice all options granted on or before May 22, 1997 to the same$2 per share.

On June 10, 1997, the Company granted vested options to three of its outside directors for each to purchase 5,000 shares at $2.5312, the fair market value of the Company's common stock at date of grant.

On July 23, 1997, the Company granted vested options in the amount of 5,000 shares for a consultant, and 5,000 shares for each of three officers at $2.5625, the fair market value of the Company's common stock at date of grant. In addition, the Company granted a vested option to purchase 100,000 shares each for Mr. Falco and Mr. Freedman at $2.81875 per share, 110% of the fair market value of the Company's common stock at the date of grant.

On August 26, 1997, the Company granted a vested option to its proposed nominee for director for 5,000 shares at $4.6875, the fair market value of the Company's common stock at the date of grant.

During 1997 45,390 options issued under the 1993 and 1995 stock option plans were exercised resulting in net proceeds of $63,042.

During 1997 the Company issued to six consultants options to purchase 395,000 shares of the Company's common stock at exercise prices ranging from $1.25 to $4.50. In accordance with FAS 123 the fair value of these options were estimated at the grant date using the Black-Scholes value option pricing model resulting in the recording of $456,340 as compensation costs of consultants options. During 1997 155,000 of these options were exercised resulting in net proceeds to the Company of $235,000.

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

Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of implementation of FASB 123 using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively, with ranges as follows:


                                                                        1997         1996          1995
                                                                       ------       -----         ------

 Risk-Free interest                                                     5.65%       4.39 - 6.40%    5.65 - 6.72%
 Dividend yields                                                           0%            0%              0%
 Volatility factors of the expected market price of the Company's
     Common Stock                                                       .914%       .720 - .865%    .594 - .700%
 Expected life of options                                            1 - 5 years     2 - 5 years     4 - 5 years



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


Common Stock Purchase Warrants and Options (continued)
-----------------------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with FASB 123, only stock options granted during the years ended December 31, 1997, 1996 and 1995 have been included for the Company's pro forma information as follows:




                                            1997           1996           1997
                                           ------         ------          -----


         Pro forma net loss               $(11,885,575)   $(9,700,064)     $(3,882,441)

         Pro forma loss per share:
             Primary                            $(1.06)   $     (1.20)          $(.067)

             Fully diluted                      $(1.06)   $     (1.20)          $(.067)



The Company recognized $0, $63,094 and $0 (net of tax effect and relating to the 1996 consulting options) of compensation expense for the years ended December 31, 1997, 1996 and 1995, respectively. An additional $661,152, $552,220 and
$15,028 of compensation expense (net of tax effect) would be recognized under implementation of FASB 123.

A summary of changes in common stock options under the 1993 plan during 1997, 1996, 1995 and 1994 is as follows:


                                                                                                          Weighted
                                                                                                          Average
                                                                       Number          Price per          Exercise
                                                                     of Shares           Share             Price
                                                                    -----------        ----------       ----------

         January 1, 1994                                                       -                 -               -
           Granted during 1994                                           485,100             $2.00           $2.00
           Canceled during 1994                                         (30,521)              4.00            4.00
                                                                    ------------
         Outstanding at December 31, 1994                                454,579                              2.00

           Granted during 1995                                             5,000              2.00            2.00
           Canceled during 1995                                          (4,050)              4.00            4.00
                                                                    ------------
         Outstanding at December 31, 1995                                455,529                              2.00

           Canceled during 1996                                         (63,967)              4.00            4.00
           Exercised during 1996                                        (20,910)              4.00            4.00
                                                                    ------------
           Outstanding at December 31, 1996                              370,652
         Granted during 1997                                              92,950     $2.00 - $4.69           $2.08
         Canceled during 1997                                           (20,168)              2.00            2.00
         Exercised during 1997                                          (38,759)              2.00            2.00
                                                                    ------------
         Outstanding at December 31, 1997                                404,675
                                                                    ============
         Options exercisable at December 31,  1997                       340,779       $2.00 - 4.69          $2.09
                                                                    ============
         Available for Future Grant                                       10,652
                                                                    ============


                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



Common Stock Purchase Warrants and Options (continued)
-----------------------------------------------------


A summary of the 1995 plan activity which occurred during 1997 and 1996 is as follows:



                                                                                                 Weighted
                                                                                                 Average
                                                           Number of          Price per          Exercise
                                                             Shares             Share              Price
                                                           ---------         ----------          -------

         Outstanding, January 1, 1996                               -                  -                        -
           Granted during 1996                                309,000              $2.00         $2.00
           Exercised during 1996                              (20,552)             $3.72          3.72
           Canceled during 1996                                (9,448)             $3.72          3.72
                                                        --------------
         Outstanding at December 31, 1996                     279,000                             2.00
           Granted during 1997                                200,000              $2.82          2.82
           Exercised during 1997                               (6,631)              2.00          2.00
           Canceled during 1997                                (3,369)             $2.00          2.00
                                                        --------------
         Outstanding at December 31, 1997                     469,000
                                                       ===============

         Options Exercisable at December 31, 1997             458,000                            $2.36
                                                       ===============

         Available for future grants                            3,817
                                                       ===============



In addition, as of December 31, 1996, the 50,000 options granted under the 1996 consulting options remain outstanding at a weighted average exercise price of $3.23.

The weighted average fair value of options granted during the years ended December 31, 1997 and 1996 for the 1993 plan, 1995 plan and the 1996 consulting options were as follows:

                                                   1997       1996        1995
                                                  -----      ------      ------
     Stock Prices Equal to Exercise Price          1.29       3.51        2.30
     Stock Prices in Excess of Exercise Price      2.53       5.20           -
     Stock Prices Less than Exercise Price         0.78       1.28           -

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



15.  STOCKHOLDERS' EQUITY (continued)

Shareholder's Rights Plan
-------------------------

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



16.  Subsequent Events

Series C 7% Convertible Preferred Stock
---------------------------------------

     (a) On February 13. 1998, the Company sold 3,600 shares of Series C 7% Convertible Preferred Stock and 2,350,000 Four Year $5.00 Warrants.

     (b) The securities were issued to five accredited investors.

     (c)  The  aggregate   sales  price  of  such   securities  was  $3,600,000.
Commissions totaling 10% were paid in connection with the placement.

     (d) The securities were offered pursuant to Regulation D. The offer was directed exclusively to a limited number of accredited investor without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment The securities bear legends restricting the resale thereof.

     (e) The Series C Preferred Stock is convertible into Common Stock at the lesser of (i) $4.50 per share or (11) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Four Year $5.00 Warrants are exercisable for a four year period at the lesser of $5.00 per share or the lowest conversion price of the Series C Preferred Stock. Conversion of the Series C Preferred Stock and exercise of the Four Year $5.00 Warrants is subject to the issuance of a maximum of 3,285,438 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 3,285,438 shares, the holders of Series C Preferred Stock and Four Year $5.00 Warrants remaining outstanding if and when 3,285,438 shares have been issued will have the right to demand redemption of the Series C Preferred Stock at $1,250 per share plus accrued dividends and to demand redemption of the Four Year $5.00 Warrants at the pre-tax profit such holders would have realized had the Four Year $5.00 Warrants been exercised at the time redemption is demanded. Further, the Company has the right, upon notice to the holders, to redeem any Series C Preferred Stock submitted for conversion at a price or $2.75 of less at 125% of the principal amount of such Series C Preferred Stock plus accrued and unpaid dividends. The Series C Preferred Stock pays dividends at 7% per annum payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option.

The Company also granted an immediately exercisable option to a consultant to purchase 1,200,000 shares of common stock at an exercise price of $3.719 per share, the fair market value at the date of grant. The options expire on February 18, 2000. Neither the option nor the shares of common stock have been registered under the Securities Act of 1933, as amended.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Lock-Up Warrants
----------------

(a) On February 11, 1998, the Company issued 1,270,000 Three Year $4.50 Warrants (the "Lock-Up Warrants").

(b) The Lock-Up were issued to three accredited investors.

(c) The Lock-Up Warrants were issued in conjunction with the execution of Lock-Up Agreements by the holders of $3.00 Warrants of the Company whereby the holders of such warrants agreed not to resell any shares underlying those warrants prior to July 30, 1998.

(d) The Lock-Up were offered pursuant to Section 4(2). The offer was directed exclusively to a limited number of accredited investor without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof

(e) The Lock-Up Warrants are exercisable for a three year period at $4.50 per share.