Form 10-K/A
period 1997-12-31
IDM ENVIRONMENTAL CORP
filed 1998-04-20
CIK 909792

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

On February 11, 1998, the Company issued 1,270,000 Three Year $4.50 Warrants (the "Lock-Up Warrants"). The Lock-Up Warrants were issued to three accredited investors. The Lock-Up Warrants were issued in conjunction with the execution of Lock-Up Agreements by the holders of $3.00 Warrants of the Company whereby the holders of such warrants agreed not to resell any shares underlying those warrants prior to July 30, 1998. The Lock-Up Warrants were offered pursuant to
Section 4(2). The offer was directed exclusively to a limited number of accredited investor without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof. The Lock-Up Warrants are exercisable for a three year period at $4.50 per share.

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

     In addition to remediation and plant relocation projects on which the Company is presently bidding or negotiating, the Company during 1997 entered the energy production and services market. The Company expects to begin energy projects and nuclear decommissioning projects at the following prospects by as early as the second half of 1998, which are representative of the future direction in which the Company plans to embark:

- Miravalle Power Project. The Company has signed a 15 year power purchase agreement pursuant to which it will construct, own and operate a power production facility to supply approximately 45 megawatts of electric power to El Salvador's leading power distribution company. The Company has entered into an initial agreement with Caterpillar Power Ventures, Inc. and Caterpillar Power Ventures International Ltd., both subsidiaries of Caterpillar, Inc., pursuant to which it is anticipated that Caterpillar will participate as an equity investor and lead contractor on the Miravalle Power Project. The Company, at April 15, 1998, was finalizing project financing and expects to begin construction of a $55 million facility shortly. Construction on this project is expected to take about one year with the plant scheduled to be operational and supplying electricity by the middle of 1999.

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


- Greifswald Nuclear Plant Decommissioning/Site Revitalization Project. The Company is a principal member of a consortium selected by the German Government to negotiate the revitalization/reindustrialization and privatization of the Energiewerke Nord site in Lubmin, Germany. Nuclear decommissioning and associated cleanup and maintenance activities at the site will take about 10 years to complete. The German Government has appropriated DM 6.209 billion for the project.

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


- Georgia Project. The Company has signed a Protocol of Intention with the Ministry of Fuel and Energy in the former Soviet state of Georgia under which the Company will have the right to construct, own and operate electric energy facilities in the region. The Company, at April 15, 1998, was actively developing the most financially attractive projects in Georgia with the intent of signing a 35-year power purchase agreement which will establish the terms for the sale of electric power from generating facilities with a capacity of up to 1,000 megawatts.

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


    Signature                      Title                             Date
   -----------                    ------                            ------



 /s/ Joel A. Freedman      President, Chief Executive Officer     April 17, 1998
---------------------      (Principal Executive Officer) and
Joel A. Freedman           Director


/s/ Frank A. Falco         Executive Vice President, Chief        April 17, 1998
---------------------      Operating Officer and Chairman
Frank A. Falco             of the Board of Directors


/s/ Michael B. Killeen     Treasurer (Principal Accounting        April 17, 1998
----------------------     and Financial Officer) and Director
Michael B. Killeen


---------------------                                             --------, 1998
Richard Keller             Director


---------------------                                             --------, 1998
Frank Patti                Director

/s/ Robert McGuinness
---------------------
Robert McGuinness          Director                               April 17, 1998

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





                                                  /s/  Samuel Klein and Company

                                                   SAMUEL KLEIN AND COMPANY

Newark, New Jersey
April 8, 1998

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     December 31,
ASSETS                                                                                          1997              1996
                                                                                           ---------------   ---------------

Current Assets:
  Cash and cash equivalents                                                               $       602,242    $    1,001,254
  Accounts receivable                                                                           4,094,408         5,626,208
  Stock subscription receivable                                                                         -           775,862
  Notes receivable - current                                                                      116,457         1,274,773
  Inventory                                                                                       582,517         1,182,517
  Costs and estimated earnings in excess of billings                                              455,823         1,655,754
  Bonding deposits                                                                                  9,157            55,472
  Due from officers                                                                               369,541           208,676
  Prepaid expenses and other current assets                                                     1,433,068         1,884,977
                                                                                           ---------------   ---------------
     Total Current Assets                                                                       7,663,213        13,665,493

Investments in and Advances to Unconsolidated Affiliates                                        3,453,309                 -
Investment in Affiliate, at cost                                                                1,715,000         1,300,000
Notes Receivable - long term                                                                    1,381,155         1,572,238
Debt Discount and Issuance Costs                                                                4,610,166                 -
Deferred income taxes                                                                           4,170,000         2,609,000
Property, Plant and Equipment                                                                   3,277,116         2,742,650
Other Assets                                                                                      880,746           313,246
                                                                                           ---------------   ---------------

                                                                                         $     27,150,705   $    22,202,627
                                                                                           ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                      $      3,566,393    $      351,127
  Accounts payable and accrued expenses                                                         5,159,635         7,105,827
  Billings in excess of costs and estimated earnings                                               86,604            86,496
                                                                                           ---------------   ---------------
     Total Current Liabilities                                                                  8,812,632         7,543,450

Long-Term Debt                                                                                    258,686           164,034

Minority Interest                                                                                       -         1,034,483
                                                                                           ---------------   ---------------
     Total Liabilities                                                                          9,071,318         8,741,967
                                                                                           ---------------   ---------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, authorized 30,000,000 shares $.001 par value, issued
   and outstanding 14,513 073 in 1997 and 9,602,730 in 1996                                        14,513             9,603
  Additional paid-in capital                                                                   38,497,705        25,359,465
  Convertible preferred stock, authorized 1,000,000 shares $1.00 par value, issued and
  outstanding 270 shares in 1997 stated at conversion value of $10,000 per share                2,700,000                 -

  Retained earnings (deficit)                                                                (23,132,831)      (11,908,408)
                                                                                           ---------------   ---------------
                                                                                               18,079,387        13,460,660
                                                                                           ---------------   ---------------


                                                                                          $    27,150,705    $   22,202,627
                                                                                           ===============   ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 For the Years Ended December 31,
                                                                             1997               1996              1995
                                                                       -----------------   ---------------   ---------------

Revenue:
  Contract income                                                      $     17,825,849   $    20,807,491   $    33,865,680
  Sale of equipment                                                              96,050           834,355         5,131,504
  Sale of scrap                                                                       -                 -           406,187
                                                                       -----------------   ---------------   ---------------
                                                                             17,921,899        21,641,846        39,403,371
                                                                       -----------------   ---------------   ---------------
Cost of Sales:
  Direct job costs                                                           17,002,308        21,491,328        30,432,547
  Unusual job costs                                                                   -                 -         3,300,000
  Cost of equipment sales                                                        47,057           643,242         2,977,484
  Write-down of inventory surplus                                               600,000           300,000                 -
                                                                       -----------------   ---------------   ---------------
                                                                             17,649,365        22,434,570        36,710,031
                                                                       -----------------   ---------------   ---------------

Gross Profit (Loss)                                                             272,534         (792,724)         2,693,340
                                                                       -----------------   ---------------   ---------------

Operating Expenses:
  General and administrative expenses                                        10,537,677         9,567,435         7,637,621
  Depreciation and amortization                                                 723,415           668,227           653,273
                                                                       -----------------   ---------------   ---------------
                                                                             11,261,092        10,235,662         8,290,894
                                                                       -----------------   ---------------   ---------------

Loss from Operations                                                       (10,988,558)      (11,028,386)       (5,597,554)

Other Income (Expense):
  Interest income (expense)                                                   (512,768)            30,542           200,141
                                                                       -----------------   ---------------   ---------------

Loss before Credit for Income Taxes                                        (11,501,326)      (10,997,844)       (5,397,413)

Credit for Income Taxes                                                     (1,561,000)       (1,850,000)       (1,530,000)
                                                                       -----------------   ---------------   ---------------

Net Loss                                                                    (9,940,326)       (9,147,844)       (3,867,413)

Preferred Stock Dividends including amortization of beneficial
   conversion feature of $1,109,589 amortized over 180 days                   1,284,097                -                 -
                                                                       -----------------   ---------------   ---------------

Net Loss on Common Stock
                                                                      $    (11,224,423)  $    (9,147,844)   $  (3,867,413)
                                                                       =================   ===============   ===============

Loss per Share:
  Basic loss per share                                                          $(1.00)           $(1.13)           $(0.67)
                                                                       =================   ===============   ===============

  Diluted loss per share                                                        $(1.00)           $(1.13)           $(0.67)
                                                                       =================   ===============   ===============

  Basic common shares outstanding                                            11,212,690         8,089,472         5,815,565
                                                                       =================   ===============   ===============

  Diluted common shares outstanding                                          11,212,690         8,089,472         5,815,565
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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                  Additional        Convertible         Retained
                                                         Common Stock               Paid-in          Preferred          Earnings
                                                  ---------------------------
                                                    Shares         Amount           Capital            Stock            (Deficit)
                                                  ------------   ------------   ----------------   ---------------   ---------------


Balances - January 1, 1995                          5,783,334         $5,783        $12,716,381                 -        $1,106,849

Surrender and Retirement of Common                                                                                                 -
  Stock by Officer                                   (36,621)           (37)          (192,223)                 -
Conversion of Convertible Notes                                                                                                    -
   to Common Stock                                    453,366            454          1,169,737                 -
Net Loss for the Year Ended
   December 31, 1995                                        -              -                  -                 -        (3,867,413)
                                                  ------------   ------------   ----------------    --------------   ---------------
Balances - December 31, 1995                        6,200,079          6,200         13,693,895                 -        (2,760,564)

Surrender and Retirement of
  Common Stock by Officer                            (92,214)           (92)          (670,488)                 -                 -
Conversion of Convertible Notes
   to Common Stock                                  1,143,903          1,144          3,319,108                 -                 -
Class A Warrants Exercised                          2,102,000          2,102          6,954,348                 -                 -

Private Placement Warrants                              7,500              8             33,742                 -                 -

Exercise of Underwriters Options                      300,000            300          1,979,700                 -                 -

Common Stock Options Exercised                         41,462             41             55,248                 -                 -

Issuance of Non Qualified Options, pursuant
   to a consulting agreement                                -              -            210,312                 -                 -
Retirement of Common Stock, pursuant to
  a stock repurchase plan                           (100,000)          (100)          (216,400)                 -                 -
Net Loss for the Year Ended
   December 31, 1996                                        -              -                  -                 -        (9,147,844)
                                                  ------------   ------------   ----------------   ---------------   ---------------
Balances - December 31, 1996                        9,602,730          9,603         25,359,465                 -       (11,908,408)
Issuance of Convertible
   Preferred Stock February 1997                            -              -                           $3,000,000                 -
Conversion of Preferred Stock
   to Common Stock                                    192,925            193            289,237         (300,000)                 -

Class A Warrants Exercised                          4,517,028          4,517          6,166,483                -                  -

Stock Options Plan Exercises                           45,390             45             62,996                -                  -

Issuance of Non-Qualified Options,
  pursuant to consulting agreements                         -              -            456,340                -                  -
Preferred Stock Beneficial Conversion feature               -              -          1,109,589                -                  -

Preferred Stock Dividends                                   -              -                  -                -         (1,284,097)

Exercise of Non-Qualified Consulting Options          155,000            155            234,845                -                  -

Discounted Conversion feature on
  Convertible Notes and Warrants                            -              -          4,818,750                -                  -
Net Loss  for the year ended
  December 31, 1997                                         -              -                  -                -         (9,940,326)
                                                  ------------   ------------   ----------------   ---------------   ---------------
Balances - December 31, 1997
                                                   14,513,073        $14,513        $38,497,705        $2,700,000     $ (23,132,831)
                                                  ============   ============   ================   ===============   ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    For the Years Ended December 31,
                                                                1997              1996             1995
                                                              -------            -------          -------

Cash Flows from Operating Activities:
  Net (loss)                                                $   (9,940,326)     $  (9,147,844)      $  (3,867,413)
  Adjustments to reconcile net (loss) to net
cash used in operating activities:
      Deferred income taxes                                     (1,561,000)        (1,956,400)           (400,000)
      Depreciation and amortization                                831,937            668,227             653,273
      Amortization of debt discount                                612,864                  -                   -
      Compensation cost of consultant stock options                456,340                  -                   -
      Write-down of surplus inventory                              600,000            300,000                   -
      Provision for loss on notes receivable                     1,300,000            630,000                   -
      Decrease (Increase) In:                                            -                  -                   -
        Accounts receivable                                      1,531,800            989,922          (1,947,644)
        Inventory -                                                      -          2,972,875
        Notes receivable                                            49,399           (283,893)         (3,193,118)
        Costs and estimated earnings in excess of billings       1,199,931          1,978,298          (1,008,812)
        Prepaid expenses and other current assets                  451,909         (1,119,033)           (149,181)
        Bonding deposits                                            46,315            827,691           1,510,494
        Recoverable income taxes                                         -          1,114,442          (1,088,005)

      Increase (Decrease) In:
        Accounts payable and accrued expenses                  (1,937,675)          1,361,671          (1,845,521)
        Billings in excess of costs and estimated earnings            108            (833,079)            853,584
        Income taxes payable                                            -                   -            (477,600)
                                                               ----------          ----------          ----------
          Net cash used in operating activities                (6,358,398)         (5,469,998)         (7,987,068)
                                                               ----------          ----------          ----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                   (305,533)           (574,832)           (639,417)
  Investment in affiliate                                        (415,000)         (1,300,000)                  -
  Investment in and advances to unconsolidated affiliates      (3,453,309)                  -                   -
  Acquisition of other assets                                    (567,500)           (313,246)                  -
  Loans and advances to officers                                 (160,865)           (330,768)           (349,632)
                                                               -----------         ----------           ---------
          Net cash used in investing activities                (4,902,207)         (2,518,846)           (989,049)
                                                               -----------        -----------           ---------


Cash Flows from Financing Activities:
  Net proceeds from convertible bond issuance                          -                   -           4,185,000
  Net proceeds from convertible note issuance                  2,780,000                   -                   -
  Net proceeds from convertible preferred stock issuance       2,722,500                   -                   -
  Principal payments on long-term debt                          (676,819)           (371,109)           (193,922)
  Preferred stock dividends                                     (174,508)                  -                   -
  Purchase and retirement of common stock                              -            (216,500)                  -
  Contribution from minority interest                                  -             258,621                   -
  Repurchase of minority interest                               (258,621)                  -                   -
  Proceeds from exercise of stock options and warrants         6,469,041           9,235,800                   -
                                                              ----------           ----------           --------
          Net cash provided by financing activities           10,861,593           8,906,812           3,991,078
                                                              ----------           ----------          ---------

Increase (Decrease) in Cash and Cash Equivalents               (399,012)             917,968          (4,985,039)

Cash and Cash Equivalents, beginning of year                  1,001,254               83,286           5,068,325
                                                              ---------
Cash and Cash Equivalents, end of year                      $   602,242        $   1,001,254           $  83,286
                                                              =========           ==========           =========


                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                             For the Years Ended December 31,
                                                                                           1997            1996             1995
                                                                                       -------------   --------------   ------------



Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for:
    Interest                                                                            $    184,631   $     65,694     $     35,550
                                                                                       =============   ==============   ============
    Income taxes
                                                                                        $          -   $          -     $    488,802
                                                                                       =============   ==============   ============
Supplemental Disclosure of Noncash Investing and Financing Activities:
  Property, plant and equipment financing                                               $   961,737    $      195,821   $    693,324
                                                                                       =============   ==============   ============
  Repayment of officer's loan through surrender of common stock                         $         -    $    670,580     $    192,260
                                                                                       =============   ==============   ============
  Conversion of convertible promissory notes to common stock                            $         -    $  3,320,252     $  1,170,191
                                                                                       =============   ==============   ============
  Sale to minority stockholder with stock subscription receivable                       $         -    $    775,862     $          -
                                                                                       =============   ==============   ============
  Cancellation of stock subscription receivable                                         $   775,862    $           -    $          -
                                                                                       =============   ==============   ============
  Conversion of preferred stock to common stock                                         $   300,000                -               -
                                                                                       =============   ==============   ============
  Beneficial conversion feature of debt discount on convertible notes                   $ 4,818,750                -               -
                                                                                       =============   ==============   ============
  Beneficial conversion feature of convertible preferred stock                          $ 1,109,589                -               -
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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Income Taxes
------------

Income taxes have been provided for based on the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.


Accounting for Stock-Based Compensation
---------------------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") were applied. According to SFAS 123 the fair value of these options was estimated at the grant date using Black-Scholes option pricing model.


Impairment of Long-Lived Assets
-------------------------------

The Company accounts for impairment of long lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Earnings (Loss) Per Share
-------------------------

As of December 31, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128") replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, had an anti-dilutive effect on earnings per share and no effect on the weighted average number of common shares. All net loss per share amounts for all periods presented have been restated to conform to SFAS 128 requirements.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

Special Charges
---------------

During the fourth quarter of 1997, the Company recorded significant charges of approximately $3,200,000 to operations, primarily related to write downs of inventory, notes receivable and other assets. In addition, the Company increased the valuation allowance for deferred tax assets based on managements assessment of future operations.

2.  ACQUISITIONS AND INVESTMENTS IN AFFILIATES

On July 11, 1996, effective June 30, 1996, the Company, pursuant to a license agreement entered into between the Company and Life International Products ("Life"), acquired a 10% interest in Life for $1,300,000. In addition to acquiring a 10% interest, the Company entered into an exclusive licensing agreement with Life pursuant to which the Company shall market and employ Life's patented environmental remediation technology for long term bioremediation of contaminated ground water throughout North America. On November 3, 1997, the Company invested an additional $415,000 in Life to maintain its 10% interest. The Company has recorded its investment at cost and their investment is presented in the balance sheet classification "Investment in Affiliate, at cost".

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

As further discussed in Note 11, CWC has filed a claim against the Company disputing the agreements. On March 20, 1998 Enviropower Industries Inc. filed an assignment in bankruptcy. As a result, the Company wrote off the $116,550 loan as of December 31, 1997.

During 1996 and 1997, the Company entered into joint venture agreements for the purposes of completing construction related projects, totalling approximately $20,225,000, specifically for work to be performed on the Eastside Resevoir
Project for the Water District of Southern California and building decommisioning and equipment removal at IBM Microelectronics Hudson Valley Research Park, East Fishkill, N.Y.

These joint ventures, in which the Company holds equity interests of 49% and 50%, respectively, are accounted for using the equity method of accounting for balance sheet presentation and are presented in the balance sheet classification "Investments in and Advances to Unconsolidated Affiliates". The Company has included their proportionate share of revenues and expenses related to these joint ventures within its statement of operations for the year ended December 31, 1997. Included in contract income and direct job costs are $3,303,968 and $3,040,476, respectively.

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
                                           ==============    ===============



5.  NOTES RECEIVABLE

On September 29, 1995, the Company entered into two agreements for the sale of equipment inventory with Universal Process Equipment, Inc. and their affiliate, Bethlehem Corporation (collectively "UPE"), a non-public company with principle operations in North America, and one of the world's largest marketers of new and processed equipment. Pursuant to the terms of such agreements, the Company sold substantially all of its glass lined equipment and process equipment for an aggregate minimum consideration of $4 million. The purchase price of such equipment is payable from one third of the net sales proceeds of such equipment received by UPE, which amount may exceed $4 million. The unpaid portion of the purchase price of such equipment shall bear interest at the average LIBOR base rate over the previous twelve month period and any amounts not previously paid under the agreement shall be payable in full on September 29, 2000. At December 31, 1996, the average twelve month rate was 5.53%. At December 31, 1997 and 1996, $3,211,155 and $3,144,476, respectively, was outstanding (including interest). During the fourth quarter of 1997 and 1996 management provided $1,200,000 and $630,000 reserves against the outstanding balance.

On June 7, 1996, the Company loaned $250,000 to Solucorp Industries, Ltd. ("Solucorp"), an environmental company with which the Company had entered into a September 7, 1995 Joint Marketing and Operation Agreement relating to the cross marketing of Solucorp's soil remediation process and the Company's products and services. The note executed June 7, 1996 (and further amended October 4, 1996), is secured by shares of Solucorp's common stock. The terms of the note as amended require the repayment of principal with interest at 10.25% per annum in eleven consecutive monthly payments of $22,448 commencing November 1, 1996, with an initial payment of $23,202 due upon the signing of the amended agreement. At December 31, 1997 and 1996, $216,457 and $215,985, respectively, remains outstanding (including interest) and is included within current portion of Note Receivable net of a $100,000 allowance for uncollectability at December 31, 1997.

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
                                                =============      =============

During the fourth quarter of 1997 and 1996, management provided write-downs against the Company's inventory of surplus power generating equipment of $600,000 and $300,000, respectively. Management believes the write-downs were necessary due to the lack of sales activity and delays in the utilization of this equipment within projects currently being negotiated by the Company.

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


In connection with the issuance of the convertible notes, the Company paid total offering costs of approximately $815,000. Such costs have been capitalized as deferred issuance costs and have been amortized over the term of the notes. To the extent the notes were converted, all or an allocable portion of such costs were charged against paid in capital net of tax effect. As of December 31, 1996, $201,775 was amortized and $613,225 of unamortized deferred issuance costs and ($103,668) in accrued interest (net of the tax effect of $69,117) was charged (credited) to paid in capital in connection with the conversion of the $5,000,000 of convertible notes.

7% Convertible Notes, Due January 1999
--------------------------------------

On August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 2,675,000 three year Warrants (the "Three Year Warrants").

The Convertible Notes are convertible into common stock at the lesser of (i) $2.75 per share or (ii) 75% of the average closing bid price of the common stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants was subject to the issuance of a maximum of 1,997,130 shares of common stock on conversion unless the shareholders of the Company approved issuance beyond that level upon conversion. Shareholder approval of issuance beyond 1,997,130 shares was received on November 4, 1997. Further, the Company had the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes pay interest at 7% payable quarterly and on conversion or at redemption in cash or common stock, at the Company's option. In the event that a registration statement covering the shares underlying the Convertible Notes has not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes was to be increased to 18% and 24%, respectively, from those dates until such a registration statement became effective. As a registration was not declared effective within the 90 days required under the terms of the agreement, the company incurred $46,215 in additional interest. On January 8, 1998 the registration was declared effective and during the first quarter of 1998 all outstanding notes were converted.

The difference between the market price of the Company's common stock, the discounted beneficial conversion feature, and the fair market value of the granted warrants totaled $4,718,750 and is being accounted for as additional interest reflected in debt discount and paid-in capital. The debt discount has been calculated as the fixed discount from the market at the date of sale based upon the common stock's trading price of $4 per share on August 13, 1997. This interest is being amortized over the three year life of the debt. As of December 31, 1997, $612,864 has been amortized and recorded as interest expense.

Long-term debt consists of the following:

                                                                                                         December 31,
                                                                                                  1997               1996
                                                                                                 ------             ------

  Debentures:
    7% convertible notes, due January 1999                                                        $ 3,025,000     $     -
  Notes Payable:
    Note,  payable in monthly installments of $2,650 through February 1997,                                 -
      secured by equipment                                                                                          5,300
    Note, payable in monthly installments of $1,207 including
      interest at approximately 8.25% per annum through September 2000, secured by equipment           42,249      55,528

    Note, payable in monthly installments of $27,316 including
      interest at approximately 7.9% per annum through November 1997, secured by equipment                  -     277,040

    Note, payable in monthly installments of $547 including interest
      at approximately 11.9% per annum through February 1998, secured by equipment                        912       5,930
    Note, payable in monthly installments of $1,082 including interest at approximately
      24% per annum through April, 2001, secured by equipment                                          28,730
    Note, payable in monthly installments of $793 including interest at approximately 10.2%
      per annum through February 2000, secured by equipment                                            16,803           -
  Capital Lease Obligations:
    Capital lease, payable in monthly installments of $3,569 including interest approximately
      11.15% per annum through May 2000, secured by equipment                                         109,070     144,517

    Capital lease, payable in monthly installments of $1,508 including interest approximately
      11.4% per annum through September 1998, secured by equipment                                     12,080      26,846
    Note, payable in monthly installments of $793 including interest at approximately 10.2%
       per annum through February 2000, secured by equipment                                           16,803           -
    Capital lease, payable in monthly installments of $35,513 including interest at approximately
       10.7% per annum through March 1999, secured by equipment                                       471,631           -
    Capital lease, payable in monthly installments of $6,614 including interest at approximately
       10.7% per annum through October 1999, secured by equipment                                     118,604           -
                                                                                                --------------  ----------
                                                                                                    3,825,079     515,161
  Less:  Current portion                                                                            3,566,393     351,127
                                                                                                --------------  ----------
                                                                                                $     258,686   $ 164,034
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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



10.  CREDIT FOR INCOME TAXES (continued)

The Company's effective tax rate was (13.6%) in 1997 and (16.8%) in 1996. Reconciliation of these rates and the U.S. statutory rates are summarized as follows:


                                                            Years Ended December 31,
                                         1997                          1996                           1995
                                        ------                        ------                         ------
                                  Amount        Percent        Amount         Percent        Amount        Percent
                                 -------       --------       -------        --------       --------       -------

         Taxes at
         Statutory rate       $  (3,910,000)   (34.0%)        $ (3,739,000)  (34.0)%      $(1,835,100)    (34.0%)

         State taxes net of
         federal tax effect        (480,500)    (4.2)             (551,000)   (5.0)          (211,800)     (3.9)
         Foreign tax loss
         carryforward               390,500      3.4               291,000     2.6                  -         -
         Increase in
         valuation allowance      2,479,300     21.6             2,175,100    19.8           418,700       7.8
         Other                      (40,300)    (0.4)              (26,100)   (0.2)           98,200       1.8
                              ---------------  ----------  --------------- ----------- ---------------  -----------
                              $  (1,561,000)   (13.6%)      $   (1,850,000)  (16.8%)     $ (1,530,000)    (28.3%)
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
                                                              ===============  ============    ============


At December 31, 1997 the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,550,000, of which approximately $2,350,000 expires in the year 2010, $9,060,000 in the year 2011 and the balance of $8,150,000 in the following year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and the net operating losses can be carried forward. In determining such projected future taxable income, management has considered the Company's historical results of operations, the current economic environment within the Company's core industries and future business activities which the company has positioned itself. Management believes the Company will realize taxable income in future years. However, based on the Company's substantial losses over the past three years, the current contract commitments in the backlog, and carry forward limitations governed by state, federal and foreign tax agencies, management believes it is more likely than not that the Company will not realize its entire net deferred tax asset. A valuation allowance of $6,357,000 has been established by management as a reduction of the Company's deferred tax assets of $10,527,000. Management believes that the net deferred asset of $4,170,000 will be realized through future taxable income.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



11. COMMITMENTS AND CONTINGENCIES

Employment Contracts and Agreements
-----------------------------------

On February 1, 1996, and effective  January 1, 1996,  Joel A. Freedman and Frank
A. Falco each entered into employment agreements, superseding their prior employment agreements, with the Company on substantially identical terms. Pursuant to such agreements, Mr. Freedman and Mr. Falco each receive (i) a base salary of $250,000 per year plus 2% of operating profits; (ii) bonuses as determined by the Board of Directors; and (iii) participation in any employee benefit plans and fringe benefit arrangements generally available to the Company's employees. For purposes of computing the salary of Messrs. Freedman and Falco, operating profits are defined as net income from operations before deduction of interest expense, income taxes, depreciation and amortization and other non-cash charges to income.

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

On February 18, 1998 they each entered into the second amendment of the employment agreement wherein the stock bonus provision was deleted in its entirety and replaced with a stock option grant. The Company granted to each Messrs. Freedman and Falco a five year option to purchase from the Company Two Million Two Hundred Fifty Thousand (2,250,000) shares of the common stock of the Company, $0.001 par value at an exercise price of $3.719 per share, the market price of the Company's common stock at the date of grant. The Company obtained a fairness opinion and valuation report from independent sources that estimated the fair market value for each of these options to be $7,017,750 at the grant date using the Black-Scholes value option pricing model.

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

Also in connection with this accidental death, the employee's estate filed a complaint for wrongful death against the subcontractor and the Company on February 11, 1997. The estate seeks damages in the amount of $45 million. The Company is being defended by the subcontractor's insurance carrier pursuant to the subcontractor's obligation to defend and indemnify the Company with respect to the actions of its (subcontractor's) employees and agents. The Company will be fully indemnified for any liability, if any, for any potential judgement or settlement in this matter and, therefore, the action is not expected to have any material effect.

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

Prior to the oral argument before the Court on defendants' motion to dismiss the amended complaint, the parties reached an agreement in principle to settle all claims, subject to notice to the class, hearing before the Court and Court approval. It is contemplated that, for settlement purposes only, the parties will stipulate to a settlement class consisting of all persons (excluding defendants) who purchased the Company's securities from March 8, 1996 through June 5, 1997, and that the action will be dismissed and appropriate releases provided in consideration for a payment to the stipulated settlement class by the Company's insurer. Management expects that the matter will be fully resolved in 1998.

On April 1, 1997, Enviropower Industries Inc., formerly Continental Waste Conversion Inc. ("Enviropower"), commenced an action in court in Calgary, Alberta (Action No. 9701-04774) against IDM Environmental Corp., Global Waste & Energy Inc., formerly Continental Waste Conversion International, Inc., a Delaware Corporation ("Global Delaware"), Global Waste and Energy, Inc., formerly Continental Waste Conversion International Inc., an Alberta Corporation ("Global Alberta") together with two former officers and directors of Enviropower who are now employed by Global Alberta. IDM owns 90% of the issued and outstanding shares of Global Delaware. Global Alberta is a wholly owned subsidiary of Global Delaware. The action arose from the agreements entered into between Enviropower and IDM on or about July 19, 1996 (the "Agreements"), which provided, among other things, for the grant to Global Alberta of Enviropower's right, title and interest in certain worldwide marketing and sales agreements and to an exclusive, irrevocable license granted to Global Delaware to market and use certain technology outside Canada in connection with the environmentally safe conversion of certain domestic industrial and agricultural solid waste into energy (the "Technology"). Enviropower is seeking to set aside the Agreements on the alleged basis that its shareholders did not approve the transaction. In addition, Enviropower is claiming damages for loss of its right to market and use the Technology outside of Canada resulting in an alleged estimated loss of $30 million. Enviropower also seeks indemnification for liabilities allegedly incurred by Global Alberta in the name of Enviropower in the amount of $363,000, a declaration that all profits, interest and benefits arising from the Agreements be paid to Enviropower, punitive damages of $1 million, costs and interest plus such further and other relief as is more particularly set out in the Statement of Claim. At present, while Enviropower has filed a Notice to Produce documents and Notice to Select an Officer on May 30, 1997, it has not advanced the claim in any respect subsequent to that time, in large part due to its apparent insolvency. On March 20, 1998, Enviropower filed an assignment in bankruptcy.

IDM, Global Alberta and Global Delaware are vigorously defending this matter. Currently, an application for security for costs is scheduled to be heard in April ---, 1998. IDM seeks an Order compelling Enviropower to post security for the costs it will likely incur in defending against Enviropower's frivolous claim. If the court orders that security must be posted and if Enviropower fails to do so, an Order to dismiss the action will probably be entered. The Company believes this claim is without merit and intends to continue to vigorously contest it.

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
                                            ===============    ===============


As further discussed in Note 13, the Company incurred renovation and construction costs at their New Jersey facility which premises are leased from a related party. The cost of these improvements, totaling approximately $448,000, by agreement entered into in 1994 and amended May 16, 1996, will be charged over fifteen (15) years, through May 31, 2011, in lieu of lease payments. The cost allocation is reflected as amortization at a rate equal to the lease terms.

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

In 1994, the Company and L&G Associates ("L&G") entered into an agreement regarding the construction and/or renovation of expanded facilities on the premises presently leased by the Company from L&G and the renovation and leasing of an adjoining property. The expanded facilities were needed to support current operations and anticipated future growth. The Board of Directors formed the Building Committee to review the terms and fairness of such proposed expansion. In November of 1994, the parties agreed in principal with respect to the terms of the proposed expansion and the Building Committee determined that such expansion met the Company's needs and was on terms which were fair to the Company. Based on such agreement and determination, the Company in November of 1994 commenced renovation and construction on such sites of which one facility, office space (7,600 square feet), was completed during the third quarter of 1995, and the second facility, warehouse space (5,700 square feet), was completed during the third quarter of 1996. Renovation of such office space by the company at an approximate cost of $303,000 constitutes payment in full of rent for the initial term of the lease of such office space. The Company shall also be responsible for all taxes, utilities, insurance and other costs of occupying the office space during the initial term. Construction of such warehouse space by the Company at an estimated cost of $145,000 constitutes payment in full of rent for the initial term of the lease of such warehouse space. The Company shall also be responsible for all taxes, utilities, insurance and other costs of occupying the warehouse space during the initial term. The total cost of the renovations was to be amortized over the initial terms of the lease. On May 16, 1996 the leases were amended and extended 15 years to May 31, 2011. The amortization associated to the cost of the renovation was extended through the terms of the modified lease. Amortization expense related to these costs for the years ended December 31, 1997, 1996 and 1995 was $93,320, $42,014, and $24,991, respectively. For the years ended December 31, 1997, 1996 and 1995 the rent paid was $302,412, $292,884 and $285,050, respectively. Future minimum rental payments are reflected in Note 11, Commitments and Contingencies.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



14.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK


The Company earned more than 10% of its revenue from one customer in 1996 and a different customer in 1995. In 1997 the Company earned more than 10% of its revenue from each of two different customers. For the years ended December 31, 1997, 1996 and 1954 the revenues were $8,443,000, $2,745,000 and $12,900,000, respectively.

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables, notes receivable and investments in affiliates. Management believes that the risk associated with trade receivables is limited due to the large number of customers comprising the Company's customer base. As discussed in Note 5 the Company has a note receivable from UPE which is not expected to be fully collected within the coming year, therefore there is a concentration of credit risk.


15.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------

In July of 1993, the Company offered and sold ten units at $50,000 per unit, for an aggregate of $500,000. Each unit consisted of 500 shares of Series A Preferred Stock, 6,000 shares of common stock and 5,000 warrants, exercisable to purchase one share of common stock at $5 per share until July 31, 1996. The preferred stock had a 9% per annum cumulative dividend, payable quarterly. The holders of the Series A Preferred Stock had the right to "put" such shares to the Company at a price of $100 per share after the Company attained a net worth of $3,000,000 or more or at any time after January 15, 1994. The Company had the right to redeem the Series A Preferred Stock at $100 per share on or after August 1, 1995. The Company had also agreed to include the shares underlying the warrants included in such units in any registration statement filed by the Company following the Company's initial public offering at no cost to such unit holders. On April 29, 1994, the Company redeemed all of the outstanding Preferred Stock at the request of the preferred shareholders.

On July 14, 1997, the Company filed an amendment to its corporate charter authorizing it to issue up to 1,000,000 shares of Preferred Stock, $1.00 par value.

Convertible Preferred Stock
---------------------------

On February 12, 1997 (the "closing date") the Company entered into a private placement wherein it offered and sold 300 shares of $10,000 Series "B" Convertible Preferred Stock (the "preferred shares") in private transactions to selected investors who qualify as "accredited investors" (within the meaning of Rule 501(a) promulgated under the Securities Act of 1933, as amended). The preferred shares were convertible into shares of the Company's common stock beginning on the 91st calendar day after the closing date according to the following:

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


The conversion date average is the average closing bid price of the common stock as calculated over the five trading day period ending on the trading day preceding the date on which the holder transmits (by telecopier) his notice to convert. Each preferred share will be convertible into the Company's common stock (the "conversion shares") determined by dividing $10,000 by the applicable conversion price. The preferred shares mature on February 12, 2000, and on that date each preferred share then outstanding shall automatically convert into conversion shares at the then current conversion price. The preferred shares pay an annual 7% dividend. The dividends are payable only upon conversion or redemption of the preferred shares and are payable either in shares of common stock (the "dividend shares") at the average market price of the common stock over the five trading days preceding the conversion date or in cash, at the option of the Company. The difference between the market price of the Company's common stock and the applicable conversion rate, the beneficial conversion feature, totaled $1,109,589, and is recorded as additional dividends amortizable over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.

The Company agreed to register the dividend shares, the conversion shares and penalty shares in a registration statement filed by the Company at no cost to the holders of such shares. The registration statement was declared effective by the Commission on January 9, 1998.

The Company has the option to redeem any conversion for which the conversion price is less than $1.80 per share for cash in the amount of $12,200 per preferred share plus accrued dividends.

In connection with this transaction the Company paid a fee of $195,000 and $25,000 in expenses to the placement agent. In addition, the Company granted 100,000 warrants to the placement agent. Each warrant is exercisable to purchase one share of common stock at $2.40 per share, as amended by agreement dated November 21, 1997, commencing on February 12, 1998 and expiring on February 12, 2002. The Company has granted demand and piggy-back registration rights to the holders of these warrants.

During the year-ended December 31, 1997, 30 shares with a stated value of $300,000 were converted into 192,925 shares of the Company's common stock. During the first quarter of 1998, the remaining 270 shares were converted.

Common Stock
------------

On June 22, 1993, the Company filed an amended and restated Certificate of Incorporation to give effect to a 30,000 for 1 stock split and to simultaneously reduce the post-split authorized shares of common stock to 20,000,000 shares, $.001 par value. All references to number of shares, except shares authorized, and to per share information in the financial statements, have been adjusted to reflect the stock split on a retroactive basis.

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

During the year-ended December 31, 1997, $300,000 of the Company's Preferred Stock were converted into 192,925 shares of the Company's common stock.

Common Stock Purchase Warrants and Options
------------------------------------------

The Company has authorized and in July of 1993, issued 50,000 warrants (the "Private Placement Warrants") to purchase common stock. The Private Placement Warrants were exercisable to purchase one share of common stock per warrant at a price of $5.00 per share until August 1, 1996 and are not redeemable. In January of 1994, the Company granted to the holders of the Private Placement Warrants "piggy-back" registration rights pursuant to which the holders of such warrants may include the shares underlying such warrants in any registration statement subsequently filed by the Company at no cost to the holders of the Private Placement Warrants. During the year ended December 31, 1996, 7,500 Private Placement Warrants were exercised, 7,500 shares were issued in connection with the exercises and resulted in net proceeds to the Company of $33,750. The remaining 42,500 Private Placement Warrants expired and were canceled.

The Company's Class A Warrants are separately transferrable and entitle the holder to purchase two shares of common stock at $4.50 per share (subject to adjustment, which occurred). The Class A Warrants are exercisable commencing on April 20, 1995 and expiring April 20, 1999. Any or all of the Class A Warrants may be redeemed by the Company at a price of $.05 per warrant, upon the giving of 30 days written notice and provided that the closing bid price of the common stock for a period of twenty (20) consecutive trading days ending within ten
(10) days of the notice of redemption has equaled or exceeded $9.00 per share. During the year ended December 31, 1996 and 1997, 1,051,000 and 2,258,514 Class A Warrants were exercised, 2,102,000 and 4,517,028 shares were issued in connection with the exercises and resulted in net proceeds to the Company of $6,956,450 and $6,171,000.

In connection with the Offering, the Company sold to the Underwriter for nominal consideration, an option for the purchase of up to 300,000 units (the "option units"). Each option unit consisted of one share of the Company's common stock and one Class A Warrant. Each option unit was exercisable at a price of $6.60 per option unit during the period beginning April 20, 1996 and continuing until April 20, 1999. The option units could be exercised as to all or any lesser number of option units and contained provisions which required, under certain circumstances, the Company to register the option units underlying such options for sale to the public. The option units were nontransferable except to officers of the Underwriter, members of the underwriting group and their respective officers and partners. The option unit exercise price and the number of option units covered by the option were subject to adjustment to protect the holders thereof against dilution in certain events. During May 1996, all the option units were exercised and the company received net proceeds of $1,979,700 and issued 300,000 shares of the Company's common stock. As of December 31, 1997 all 300,000 Class A Warrants issued in connection with the underwriter option remained outstanding.

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15.  STOCKHOLDERS' EQUITY (continued)


On April 11, 1994, the Board of Directors granted options under the Company's 1993 Stock Option Plan to certain employees and a Director to purchase 445,400 and 5,000 shares, respectively, of the Company's common stock at $4.00 per share, the market price of the Company's common stock at the date of grant. The options are incentive stock options, except for the Director's stock option which is a nonqualified stock option. The options are exercisable until April 2004. Twenty percent of the options vest three months from the date of grant. The balance of the options vest at a rate of twenty percent per year on each of the four anniversary dates subsequent to the grant of the options. The option exercise price was reduced to $2.00 per share on May 22, 1997.

On June 2, 1994, the Company granted a total of 5,000 non qualified stock options to two of the directors to purchase common stock at $6.25 per share, the market price of the Company's common stock at the date of the grant. The options vest at the same rate as the initial grant. The option exercise price was reduced to $2.00 per share on May 22, 1997.

On December 28, 1994, the Company granted options to certain employees to purchase 29,700 shares of the Company's common stock at $4.38 per share, the market price of the Company's common stock at the date of the grant. On August 9, 1995, the Company granted an option to a new employee to purchase 5,000 shares of the Company's common stock at $5.25 per share, the market price of the Company's common stock at the date of grant. The options vest at the same rate as the first grant. The option exercise price was reduced to $2.00 per share on May 22, 1997.

On January 8, 1996, the Company amended the terms of its 1993 Stock Option Plan to add provisions allowing for the cashless exercise of options issued under the plan and providing for the automatic vesting of all options granted under the plan in the event of certain changes in control of the Company. Pursuant to such cashless exercise provisions, holders of options may, as payment of the exercise price, have the Company withhold the number of shares of common stock at the then market price of the Company's common stock, less the exercise price, of which is equal to the aggregate exercise price of the shares of common stock issuable upon exercise of the option. Under such provision of the accelerated vesting, notwithstanding any vesting schedule set forth in any individual option agreement, all options granted under the 1993 Plan will become fully vested and exercisable in the event a person or group, other than Joel Freedman or Frank Falco, acquire in excess of 15% of common stock of the Company unless such acquisition is approved by the Board.

On January 8, 1996, the Company's Compensation Committee and Board of Directors adopted and approved a new stock option plan for the Company, the IDM Environmental Corp. 1995 Stock Option Plan (the "1995 Plan"), under which stock option awards may be made to employees, directors and consultants of the Company. The 1995 Plan became effective on the date it was adopted by the Board of Directors, and it will remain effective until the tenth anniversary of the effective date unless terminated earlier by the Board of Directors. Pursuant to the plan, the Company has reserved 500,000 shares of common stock for issuance pursuant to the grant of incentive stock options and non qualified stock options. On January 8, 1996, the Company granted options to certain employees and consultants to purchase 69,000 shares of the Company's common stock at $2.94 per share, the market price of the Company's common stock at the date of the grant (41,500 have vested). In addition, on January 8, 1996, the Company approved, effective November 20, 1995, the granting of 40,000 options to purchase common stock at $3.72 per share, the market price of the Company's common stock at the date of the grant, to certain consultants (all options were vested). The balance of the 69,000 options vest at a rate of twenty percent per year on each of the four anniversary dates subsequent to the grant of the options. Also on January 8, 1996, the Company granted 75,000 options each to Messrs., Falco and Freedman at $3.23 per share, 110% of the market price of the Company's common stock at the date of grant. The option exercise price was reduced to $2.00 per share on May 22, 1997.


On May 23, 1996, the Company granted vested options to the outside directors, a consultant and an employee to purchase 50,000 shares at $8.25 per share, the market price of the Company's common stock at the date of grant. The option exercise price was reduced to $2.00 per share on May 22, 1997.

On June 28, 1996 the Company  adopted and  approved a new stock option plan (the
"1996 consulting options") under which nonqualified stock options have been granted to a consultant for the right to acquire 50,000 shares of its common stock at

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



$3.23 per share. The options, which are fully vested and exercisable through June 28, 2006, were granted pursuant to a consultant agreement. The fair market value of these shares at the date of grant was $7.44. The difference between the exercise price and the market price of the Company's common stock at date of grant (the "intrinsic value") reflects the compensation for the consulting services. The option exercise price was reduced to $2.00 per share on May 22, 1997.

On May 22, 1997, the Company granted vested options to certain of its employees to purchase 52,950 shares at $2 a share, the market price of the Company's common stock at the date of grant. In addition, the Company agreed to reprice all options granted on or before May 22, 1997 to the same$2 per share.

On June 10, 1997, the Company granted vested options to three of its outside directors for each to purchase 5,000 shares at $2.5312, the market price of the Company's common stock at date of grant.

On July 23, 1997, the Company granted vested options in the amount of 5,000 shares for a consultant, and 5,000 shares for each of three officers at $2.5625, the fair market value of the Company's common stock at date of grant. In addition, the Company granted a vested option to purchase 100,000 shares each to Messrs. Falco and Freedman at $2.81875 per share, 110% of the market price of the Company's common stock at the date of grant.

On August 26, 1997, the Company granted a vested option to its proposed nominee for director for 5,000 shares at $4.6875, the market price of the Company's common stock at the date of grant.

During 1997 45,390 options issued under the stock option plans were exercised resulting in net proceeds of $63,041.

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


On February 11, 1998, the Company issued 1,270,000 Three Year $4.50 Warrants (the "Lock-Up Warrants"). The Lock-Up Warrants were issued to three accredited investors. The Lock-Up Warrants were issued in conjunction with the execution of Lock-Up Agreements by the holders of $3.00 Warrants of the Company whereby the holders of such warrants agreed not to resell any shares underlying those warrants prior to July 30, 1998. The Lock-Up Warrants were offered pursuant to
Section 4(2)of the Securities Act of 1933, as amended. The offer was directed exclusively to a limited number of accredited investor without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof. The Lock-Up Warrants are exercisable for a three year period at $4.50 per share.

On January 8, 1998, the Company made a $300,000 payment representing its one half share of the capital of Seven Star International Holding, Inc. ("Seven Star"). Seven Star is a joint venture, incorporated in the British Virgin Islands, between the Company and Jin Xin (Holding) Ltd., a company incorporated in Hong Kong. Seven Star has entered into a license agreement with Life International Products, Inc. ("Life") for the right to process, produce, promote and sell Life products in the People's Republic of China (including Hong Kong), Taiwan, Indonesia and Singapore. The license agreement requuires minimum royalty of $400,000 for the first year which was paid upon execution of the license agreement.

In February 1998, the Company also granted an immediately exercisable option to a consultant to purchase 1,200,000 shares of common stock as an exercise price of $3.719 per share, the market price of the Company's common stock at the date of grant. The options expire on February 18, 2000. Neither the option nor the shares of common stock have been registered under the Securities Act of 1933, as amended.