Form 10-Q
period 1998-03-31
IDM ENVIRONMENTAL CORP
filed 1998-05-18
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________to________.


                           Commission File No. 0-23900


                             IDM ENVIRONMENTAL CORP.
               -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             New Jersey                                      22-2194790
     -------------------------                          ---------------------
     (State or other jurisdiction                       (IRS Employer
     of incorporation or organization)                  Identification No.)



               396 Whitehead Avenue, South River, New Jersey 08882
              ------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 390-9550
                    --------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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
Yes  X   No
   -----   ------

     As of May 12, 1998, 17,749,525 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    ----------------------------------------
                                      INDEX

                                                                          Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 1998
           and December 31, 1997........................................     1

           Consolidated Statements of Operations - For the
           three months ended March 31, 1998 and March 31, 1997.........     2

           Consolidated Statements of Cash Flows - For the
           three months ended March 31, 1998 and March 31, 1997.........     3

           Notes to Consolidated Financial Statements...................     5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................     8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...    12

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.......................   13

SIGNATURES ..............................................................   14

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31,       December 31,
ASSETS                                                                        1998             1997
                                                                         ---------------  ----------------

Current Assets:
  Cash and cash equivalents                                                $  3,668,624     $     602,242
  Accounts receivable                                                         3,846,175         4,094,408
  Notes receivable - current                                                    116,457           116,457
  Inventory                                                                     582,517           582,517
  Costs and estimated earnings in excess of billings                            696,794           455,823
  Bonding deposits                                                                    -             9,157
  Due from officers                                                             424,299           369,541
  Prepaid expenses and other current assets                                   1,590,027         1,433,068
                                                                         ---------------  ----------------
     Total Current Assets                                                    10,924,893         7,663,213

Investments in and Advances to Unconsolidated Affiliates                      3,806,564         3,453,309
Investment in Affiliate, at cost                                              1,715,000         1,715,000
Notes Receivable - long term                                                  1,381,155         1,381,155
Debt Discount and Issuance Costs                                                330,000         4,610,166
Deferred Income Taxes                                                         4,570,000         4,170,000
Property, Plant and Equipment                                                 3,105,085         3,277,116
Other Assets                                                                    880,746           880,746
                                                                         ---------------  ----------------
                                                                         $   26,713,443   $    27,150,705
                                                                         ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                      $      577,322    $    3,566,393
  Accounts payable and accrued expenses                                       5,417,656         5,159,635
  Billings in excess of costs and estimated earnings                            133,155            86,604
                                                                         ---------------  ----------------
     Total Current Liabilities                                                6,128,133         8,812,632

Long-Term Debt                                                                  188,365           258,686
                                                                         ---------------  ----------------

     Total Liabilities                                                        6,316,498         9,071,318
                                                                         ---------------  ----------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, authorized 30,000,000 shares
   $.001 par value, issued and outstanding 17,634,525
   in 1998 and 14,513,073 in 1997                                                17,634            14,513
  Additional paid-in capital                                                 46,655,670        38,497,705
  Convertible preferred stock, authorized
   1,000,000 shares $1.00 par value
   Series B, Issued and outstanding 0 in 1998 and 270
    shares in 1997, stated at conversion value of
    $10,000 per share                                                                 -         2,700,000
   Series C, Issued and outstanding 3,600 shares,
    stated at conversion value of $10,000 per share
    less unamortized beneficial conversion feature of $3,226,000                374,000                 -

  Retained earnings (deficit)                                               (26,650,359)      (23,132,831)
                                                                          ---------------  ----------------
                                                                             20,396,945        18,079,387
                                                                          ---------------  ----------------

                                                                         $   26,713,443    $   27,150,705
                                                                          ===============  ================

        The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the Three Months Ended March 31,
                                                                       1998                1997
                                                                 -----------------     --------------

Revenue:
  Contract income                                                    $5,168,758         $3,661,164
  Sale of equipment                                                           -             31,800
                                                                   -------------       ------------
                                                                      5,168,758          3,692,964
                                                                   -------------       ------------
Cost of Sales:                                                                -
  Direct job costs                                                    4,752,323          3,989,508
  Cost of equipment sales                                                     -             21,284
                                                                   -------------       ------------
                                                                      4,752,323          4,010,792
                                                                   -------------       ------------

Gross Profit (loss)                                                     416,435           (317,828)
                                                                   -------------       ------------

Operating Expenses:
  General and administrative expenses                                 3,847,615          2,167,654
  Depreciation and amortization                                         133,780            156,059
                                                                   -------------       ------------
                                                                      3,981,395          2,323,713
                                                                   -------------       ------------

Loss from Operations                                                 (3,564,960)        (2,641,541)

Other Income (Expense)
  Interest income(Expense)                                             (194,525)            57,244
                                                                   -------------       ------------

Loss before Credit for Income Taxes                                  (3,759,485)        (2,584,297)

Credit for Income Taxes                                                (400,000)          (450,000)
                                                                   -------------       ------------

Net Loss                                                             (3,359,485)        (2,134,297)

Preferred Stock Dividends including $104,000 and $289,726
amortization of  beneficial conversion feature in 1998 and 1997.
Total amounts of $3,330,000 and $1,109,589 for 1998 and 1997            158,043            316,767
                                                                   -------------       ------------

Net Loss on Common Stock                                            ($3,517,528)       ($2,451,064)
                                                                   =============       ============

Loss per Share:
  Basic Loss per share                                                   ($0.21)            ($0.26)
                                                                   =============       ============

  Diluted Loss per share                                                 ($0.21)            ($0.26)
                                                                   =============       ============

  Basic common shares outstanding                                    16,498,069          9,602,730
                                                                   =============       ============

  Diluted common shares outstanding                                  16,498,069          9,602,730
                                                                   =============       ============


       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Three Months Ended March 31,
                                                                                     1998                  1997
                                                                                 --------------        --------------

Cash Flows from Operating Activities:
  Net loss                                                                       $ (3,359,485)          ($2,134,297)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Deferred income taxes                                                          (400,000)             (450,000)
      Depreciation and amortization                                                    172,031               138,351
      Amortization of debt discount and issuance costs                                 101,581                     -
      Compensation cost of consultant stock options                                  1,871,400                     -
      Decrease (Increase) In:
        Accounts receivable                                                            248,233             2,892,733
        Notes receivable                                                                     -               (3,228)
        Costs and estimated earnings in excess of billings                           (240,971)             (195,756)
        Prepaid expenses and other current assets                                    (156,959)               139,752
        Bonding deposits                                                                 9,157                46,474

      Increase (Decrease) In:
        Accounts payable and accrued expenses                                          589,995             1,472,590
        Billings in excess of costs and estimated earnings                              46,551                71,350
                                                                                 --------------        --------------
          Net cash used in operating activities                                    (1,118,467)             (967,211)
                                                                                  --------------       --------------


Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                               -              (31,987)
  Proceeds from disposal of property, plant and equipment                                    -                17,707
  Investment in and advances to unconsolidated affiliates                            (353,255)                     -
  Acquisition of other assets                                                                -             (173,147)
  Loans and advances to officers                                                      (54,758)              (46,801)
                                                                                 --------------        --------------
          Net cash used in investing activities                                      (408,013)             (234,228)
                                                                                 --------------        --------------

Cash Flows from Financing Activities:
  Net proceeds from convertible preferred stock issuance                             3,240,000             2,780,000
  Principal payments on long-term debt                                               (190,630)             (150,514)
  Long term debt borrowing                                                             156,238                     -
  Preferred stock dividends                                                           (54,043)              (27,041)
  Proceeds from exercise of stock options and warrants                               1,441,297                     -
                                                                                                       --------------
                                                                                 --------------
          Net cash provided by financing activities                                  4,592,862             2,602,445
                                                                                 --------------        --------------

Increase in Cash and Cash Equivalents                                                3,066,382             1,401,006

Cash and Cash Equivalents, beginning of period                                         602,242             1,001,254
                                                                                 --------------        --------------

Cash and Cash Equivalents, end of period                                         $   3,668,624          $  2,402,260
                                                                                 ==============        ==============




       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)

                                                                            For the Three Months Ended March 31,
                                                                                 1998               1997
                                                                             --------------     --------------


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for:

   Interest                                                                 $      214,374       $    47,118
                                                                             ==============     ==============
   Income taxes                                                                          -                 -
                                                                             ==============     ==============

Supplemental Disclosure of Noncash Investing and Financing Activities:
  Conversion of convertible promissory notes to common stock                 $   3,025,000       $  2,828,037
                                                                             ==============     ==============
  Conversion of preferred stock to common stock                              $   2,700,000                  -
                                                                             ==============     ==============
  Beneficial conversion feature of convertible preferred stock               $   3,330,000       $  1,109,589
                                                                             ==============     ==============




       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of IDM Environmental Corp. and all of its wholly owned and majority owned subsidiary companies. The December 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1998.

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.   CONTINGENCIES (Continued)

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

     IDM, Global Alberta and Global Delaware are vigorously defending this matter. Currently, an application for security for costs is scheduled to be heard in April 1998. IDM seeks an Order compelling Enviropower to post security for the costs it will likely incur in defending against Enviropower's frivolous claim. If the court orders that security must be posted and if Enviropower fails to do so, an Order to dismiss the action will probably be entered. The Company believes this claim is without merit and intends to continue to vigorously contest it.

3.   EARNINGS PER SHARE

     The Company is calculating earnings per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the Company's common stock and the applicable conversion rate on the convertible Series B preferred stock as a dividend at the issue date (the beneficial conversion feature was $1,109,589) and was amortized as a dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock. The 180 day period was due to the increasing discount percentage up to 180 days after closing (from 18% discount to 27%). The beneficial conversion feature on the Series C preferred Stock is $3,330,000 and is being amortized over four years.

4.   CONVERTIBLE PREFERRED STOCK SERIES C AND "LOCK-UP WARRANTS"

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.   CONVERTIBLE PREFERRED STOCK SERIES C AND "LOCK-UP WARRANTS" (Continued)

     On February 11, 1998, the Company issued 1,270,000 Three Year $4.50 Warrants (the "Lock-Up Warrants"). The Lock-Up Warrants were issued to three accredited investors. The Lock-Up Warrants were issued in conjunction with the execution of Lock-Up Agreements by the holders of $3.00 Warrants of the Company whereby the holders of such warrants agreed not to resell any shares underlying those warrants prior to July 30, 1998. The Lock-Up Warrants were offered pursuant to Section 4(2) of the Securities Exchange Act of 1933, as amended. The offer was directed exclusively to a limited number of accredited investors without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof. The Lock-Up Warrants are exercisable for a three year period at $4.50 per share.

5.   STOCKHOLDERS' EQUITY

     During the quarter ended March 31, 1998, the remaining 270 shares of Series C Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 1,359,441 shares of common stock.

     Additionally, during the quarter, the remaining $3,025,000 of 7% Convertible Notes were converted, resulting in the issuance of an aggregate of 1,152,669 shares of common stock. Debt discount of $60,681 was amortized as additional interest expense on the convertible notes during the quarter ended March 31, 1998. The unamortized balance of debt discount in the amount of $4,045,205 and the unamortized balance of deferred issuance costs of $260,223 were charged to paid in capital upon conversion of the convertible notes to common stock.

     During the quarter ended March 31, 1998, 658,462 Class A Warrants were exercised resulting in net proceeds to the Company of $1,439,297.
     Additionally, during the quarter, 1,000 stock options were exercised resulting in proceeds to the Company of $2,000.

6.   CONSULTANT STOCK OPTIONS

     During the quarter ended March 31, 1998, the Company granted immediately exercisable options to consultants to purchase 1,220,000 shares of common stock at the market price of the Company's common stock at the date of grant. The Company recorded a non-cash compensation expense of $1,871,400 during the quarter in connection with the grant of those options.

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

Material Changes in Results Of Operations

The Company's total revenues increased by approximately 40% from $3,693,000 for the quarter ended March 31, 1997 to $5,169,000 for the quarter ended March 31, 1998. Contract service income increased during the quarter by 41% from $3,661,000 in 1997 to $5,169,000 in 1998. The increase in contract service revenues in 1998 over 1997 is attributable to an increase of approximately one million dollars in our project in our Oak Ridge office.

Direct job costs increased by approximately 19% from $3,990,000 for the quarter ended March 31, 1997 to $4,752,000 for the same period in 1998. The primary elements of such increase in job costs were job salaries and material and supplies. The increase in job costs was attributable to the increase in contract service revenues during the quarter.

While  total   revenues   increased  by  40%  for  the   quarter,   general  and
administrative expenses increased 77.5 % from $2,168,000 during the quarter ended March 31, 1997 to $3,848,000 during the same period in 1998. The increase in general and administrative expense was attributable to $1.9 million expense recorded in February, 1998 for options granted to consultants to purchase 1,220,000 shares of common stock of the Company at the market price of the Company's common stock at the date of the grant.

In addition to its operating income and expenses, the Company reported net interest expense of $195,000 for the quarter ended March 31, 1998 as compared to net interest income of $57,000 for the same period in 1997. The decrease in net interest income/expense was attributable to $124,000 in interest expense recorded on the convertible notes in 1998.

As a result of the foregoing, the Company reported a loss before taxes of $3,759,000 and a net loss of $3,359,000 for the quarter ended March 31, 1998 as compared to a loss before taxes of $2,584,000 and a net loss of $2,134,000 for the same quarter in 1997.

The net loss attributable to common stock was increased by the preferred stock dividends $54,000 in 1998 and $29,000 in 1997, and an accounting "deemed dividend" of $104,000 and $290,000 in 1998 and 1997 arising from the amortization of the beneficial conversion feature of the Company's Preferred Stock. The Company is calculating earning per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the Company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaled $3,330,000 and $1,109,589 in 1998 and 1997, respectively) and amortize the dividend over a 180 day period from the issue date for the Series B Preferred Stock and four years for the Series C Preferred Stock.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At March 31, 1998, the Company had working capital of approximately $4.8 million, including a cash balance of $3.7 million. This compares to a working capital deficit of $1.1 million and a cash balance of $0.6 million at December 31, 1997. The increase in working capital and cash is attributable to the conversion to common stock of $3,025,000 in notes payable classified as a current liability at December 31, 1997 and the receipt of net proceeds of $3,240,000 from the Series C Preferred Stock which was partially offset by the loss for the period.

Approximately $0.7 million of working capital consisted of unbilled costs and estimated earnings on ongoing projects. Such amounts are expected to be received during 1998 as projects progress with all such amounts being payable to the Company by the completion of such projects.

Also included in the Company's working capital balance at March 31, 1998 was $0.6 million of surplus equipment inventory (net of a $0.9 million valuation reserve) held for sale which gross inventory level was identical to that reported at December 31, 1997. The inventory reflects the Company's sale of substantially all of its surplus equipment inventory, other than generators, to UPE in connection with the formation of a marketing alliance with UPE during 1995. The Company's remaining inventory consists of nineteen (19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated market price of the Company's generator inventory is twelve million dollars. Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items. It is the Company's intent to incorporate this inventory in future projects.

The Company had available at December 31, 1997, approximately $19,775,000 of operating loss carry-forwards that may be applied against future taxable income. $2,350,000 of such losses expire in the year 2010 , $9,225,000 in the year 2011, and the balance the following year. Based on the reported loss to date it will take approximately $13.4 million dollars in future taxable income to recover the reported deferred tax asset of $4,570,000 at March 31, 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and the net operating losses can be carried forward. In determining such projected future taxable income, management has considered the Company's historical results of operation, the current economic environment with the Company's core industries and future business activities which the company has positioned itself. Management believes the company will realize taxable income in future years. However, based on the company's substantial losses over the past three years, the current contract commitments in the backlog, and carry forward limitations governed by state, federal and foreign tax agencies, management believes it is more likely than not that the Company will not realize its entire net deferred tax asset. A valuation allowance of $6,757,000 has been established by management as a reduction of the Company's deferred tax assets of $11,327,000. Management believes that the net deferred tax asset will be realized through future taxable income, primarily from the substantial revenue to be derived from projects such as the Miravalle Power Project and/or the Greifswald Nuclear Plant Decommissioning/Site Revitalization Project. Management believes that the income generated from these projects will be more than sufficient to realize the deferred tax asset at March 31, 1998.

The Company's accounts receivable decreased by 6.1% from 1997 to 1998. Such decrease in accounts receivable was attributable to normal seasonal business activity. Accounts receivable as a percentage of quarterly revenues was a comparable 74% and 87% in 1998 and 1997, respectively. Year-end receivables as a percentage of fourth quarter revenue increased substantially from 53.0% in 1994 to 103.5% in 1995 and 88% in 1996. The ratio dropped to 53% at December 31, 1994 because the Company received a $4,184,000 payment on a major contract on December 23, 1994. If this payment had been received after year end, the ratio would have been a more comparable 98.4%.

Unbilled revenue as a percentage of quarterly contract income was 0% at December 31, 1993, 31% at December 31, 1994, 56% at December 31, 1995 and 26% at December 31, 1996, 11% at December 30, 1997 and 13% at March 31, 1998. Also, accounts payable have constantly decreased since 1994 whereas accounts receivable and unbilled revenues have increased substantially during this period. Prior to going public in April 1994, most of the Company's revenues were generated in the private sector. Many of these contracts had substantial initial mobilization payments and generated positive cash flow during the life of the contract. Since then the Company has been successful, as a result of its growth strategy, in obtaining a number of government contracts at major Department of Energy and Department of Defense sites. This work was obtained as a direct result of opening three new regional offices. The experience with these contracts has been negative cash flows until we near contract completion. This is due to the requirement that we submit a schedule and a schedule of values at the beginning of the job and bill according to the percent complete of each item in the schedule of values - not the costs we have incurred. Our jobs of any size are at a risk of being front end cost loaded when there is little progress to report (i.e., we cannot bill until the structure is demolished). The Company is aware of this problem and is trying to remedy it by maximizing mobilization costs in the schedule of values, requiring subcontractors to bill on the same basis and aggressively negotiating better (less front end cost loaded) schedules of values.

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

Other items impacted the Company's cash flows during 1998. The Company carried out several non-cash transactions and transactions with subsidiaries not reflected in the Company's cash flow statements. Among the non-cash transactions entered into during 1998 were (1) the conversion of $2.7 million of convertible preferred stock into common stock and (2) the conversion of $3.025 million of convertible notes payable to common stock. Transactions with subsidiaries during 1998 related principally to the capitalization of various subsidiaries formed to deploy the Company's Kocee Gas Generator technology. At March 31, 1998, the Company had loaned $2.8 million to its 90% owned subsidiary, Global Waste and Energy, Inc. Such loan is repayable on demand with interest at 9.25%.

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

Prior to the completion of the Company's public offering, operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Following the public offering, the Company paid off all of its then existing bank debt. At March 31, 1998, the Company had no bank debt and no significant long-term debt and was funding its operations entirely through cash on hand and operating cash flow.

In February of 1997, the Company sold 300 shares, or $3.0 million, of Series B Convertible Preferred Stock to provide funding for the Company's East Dam project and other projects on which the Company commenced work during the first half of 1997. The Series B Preferred Shares were convertible into Common Stock commencing 91 days after issuance at the lesser of (i) 120% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.67) or 82% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 91st and 120th day following closing, (ii) 110% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.475) or 79% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 121st and 150th day following closing, (iii) 100% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.225) or 76% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring between the 151st and 180th day following closing, and (iv) 100% of the average closing price of the Common Stock over the five trading-day period preceding closing ($2.225) or 73% of the average closing price of the Common Stock over the five trading-day period preceding conversion for conversion occurring on or after the 181st day following closing. The Series B Preferred Shares paid a 7% dividend payable on conversion or at redemption in cash or Common Stock, at the Company's option. As of March 31, 1998, all of the Convertible Preferred Stock had been converted resulting in the issuance of 1,552,366 shares of common stock.

On August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 2,675,000 three year Warrants (the "Three Year Warrants").

The Convertible Notes were convertible into Common Stock at the lesser of (i) $2.75 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants was subject to the issuance of a maximum of 1,997,130 shares of Common Stock on conversion unless the shareholders of the Company approved issuances beyond that level upon conversion. Shareholder approval of issuances beyond 1,997,130 shares was received on November 4, 1997. Further, the Company had the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes paid interest at 7% payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. In the event that a registration statement covering the shares underlying the Convertible Notes had not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes would increase to 18% and 24%, respectively, from those dates until such a registration statement became effective. The registration statement was declared effective in January 9, 1998. The amount of additional interest expense was $54,500. As of March 31, 1998, all of the Convertible Notes had been converted resulting in the issuance of 1,152,669 shares of common stock.

The value, totaling $4,718,750, of the discounted conversion feature on the notes and the value of the warrants has been accounted for as additional interest via a debit to debt discount and a credit to paid-in-capital. The debt discount has been calculated as the fixed discount from the market at the date of sale based upon the common stock's trading price of $4 per share on August 13th. This interest was being amortized over the three year life of the debt. During 1997, $600,000 was amortized and recorded as interest expense. During 1998, $61,000 was amortized prior to conversion of the notes, at which time the balance was charged to paid in capital.

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

Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, the Company presently has no sources of financing or commitments to provide financing. A total of 370,000 Class A Warrants issued in connection with the Company's initial public offering were outstanding and exercisable at March 31, 1998. Such warrants are exercisable to purchase two shares of common stock each for a price of $9.00, or $4.50 per share. The warrants are exercisable until April of 1999 unless earlier called. The Company may call the warrants if the closing bid price of the common stock equals or exceeds $9.00 for a period of twenty consecutive trading days. Exercise of the warrants would provide gross proceeds to the Company of approximately $3.3 million and result in the issuance of 0.7 million shares. There can be no assurance, however, when, if ever, any or all of the warrants will be exercised.

In addition to its funding requirements to support ongoing operations, the Company has committed substantial capital resources to implementation of the Company's strategic initiative known as "Vision 2000." The focus of Vision 2000 is to position the Company as a leading participant in the global energy market and in the nuclear facility decommissioning and site revitalization market. The development and initial implementation of Vision 2000 initiatives have required substantial capital expenditures on the Company's part and can be expected to continue to require substantial capital expenditures in the future. In particular, the Company's first energy project, the Miravalle Power Project in El Salvador, is expected to cost approximately $55 million to develop and will require substantial funding beyond that which the Company can presently provide. The Company has entered into an initial agreement with two subsidiaries of Caterpillar, Inc. pursuant to which it is anticipated that Caterpillar will participate as an equity investor in the Miravalle Power Project. The Company is also in discussion with a major project financing source with respect to the provision of debt financing for the balance of the cost above the contributions of the Company and Caterpillar. The Company's ability to successfully bring the Miravalle Power Project on line and implement its other Vision 2000 initiatives is substantially dependent upon its ability to secure project financing and other financing. While the Company believes that it will be able to attract adequate financing to develop the Miravalle Power Project and its other anticipated projects, the Company has no definitive commitments to provide financing for those projects and there is no assurance that such financing will be available. Other than funding Vision 2000 initiatives and the Company's bonding and other job costs, the Company does not anticipate any substantial demands on the liquidity or capital resources of the Company during the following twelve months.

Management believes that the Company's working capital is sufficient to meet the Company's anticipated needs, other than project financing requirements discussed above, for at least the following twelve months, including the performance of all existing contracts of the Company. However, as the Company is presently pursuing bids on multiple large projects, the Company may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs if the volume and size of projects being performed by the Company increases substantially. While the Company is conducting ongoing discussions with various potential lenders with a view to establishing available bank lines of credit if and when needed to support future growth, the Company presently has no commitments from any bank or other lender to provide financing if such financing becomes necessary to support growth.

Certain Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: possible fluctuations in the growth and demand for energy in markets in which the Company may seek to establish energy production operations; intense competition for establishment of energy production operations in growing economies; currency, economic, financing and other risks inherent in establishing energy operations in foreign markets; uncertainty regarding the rate of growth in demand for nuclear decommissioning and site revitalization services; continued delays in awarding and commencing contracts; delays in payment on contracts occasioned by dealings with governmental and foreign entities; changes in accepted remediation technologies and techniques; fluctuations in operating costs associated with changes in project specifications and general economic conditions; substantial fluctuations in revenues resulting from completion and replacement of contracts and delays in contracts; economic conditions affecting the ability of prospective customers to finance projects; and other factors generally affecting the timing and financing of projects. In addition to the foregoing, the following specific factors may affect the Company's future operating results.

At March 31, 1998, the Company was on-site on projects with a total left in value of services yet to be performed of $27 million. The largest projects on which the Company was on-site at March 31, 1997 were the East Dam project in Southern California with an approximate value of services to be performed of $12 million and Bechtel Jacobs with an approximate value of services to be performed of $8 million. Both contracts are expected to be fully completed by the end of 1998.

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

In addition to remediation and plant relocation projects on which the Company is presently bidding or negotiating, the Company during 1997 entered the energy production and services market. The Company expects to begin energy projects and nuclear decommissioning projects at various prospects by as early as the second half of 1998. In addition to the Miravalle Power Project, the Greifswald Nuclear Plant Decommissioning and Site Revitalization Project and the Georgia Power Project described in the Company's Form 10-K for the year ended December 31, 1997, the Company, through May 15, 1998, had entered into preliminary agreements with respect to the development and operation of (i) a 100-ton per day industrial waste processing and energy production facility in Taipei, Taiwan; and (ii) a 1,750 ton per day municipal and industrial waste-to-energy power plant in Szczecin, Poland.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not Applicable.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27. Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IDM ENVIRONMENTAL CORP.


Dated:   May 15, 1998                    By: /s/ Joel Freedman
                                             -------------------------
                                             Joel Freedman, President


Dated:   May 15, 1998                    By: /s/ Michael B. Killeen
                                             -------------------------
                                             Michael B. Killeen, Principal
                                             Financial and Accounting Officer