Form 10-Q/A
period 1998-03-31
IDM ENVIRONMENTAL CORP
filed 1998-06-12
CIK 909792

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

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31,       December 31,
ASSETS                                                                        1998             1997
                                                                         ---------------  ----------------

Current Assets:
  Cash and cash equivalents                                                $  3,668,624     $     602,242
  Accounts receivable                                                         3,846,175         4,094,408
  Notes receivable - current                                                    116,457           116,457
  Inventory                                                                     582,517           582,517
  Costs and estimated earnings in excess of billings                            696,794           455,823
  Bonding deposits                                                                    -             9,157
  Due from officers                                                             424,299           369,541
  Prepaid expenses and other current assets                                   1,590,027         1,433,068
                                                                         ---------------  ----------------
     Total Current Assets                                                    10,924,893         7,663,213

Investments in and Advances to Unconsolidated Affiliates                      3,806,564         3,453,309
Investment in Affiliate, at cost                                              1,715,000         1,715,000
Notes Receivable - long term                                                  1,381,155         1,381,155
Debt Discount and Issuance Costs                                              1,493,044         4,610,166
Deferred Income Taxes                                                         4,570,000         4,170,000
Property, Plant and Equipment                                                 3,105,085         3,277,116
Other Assets                                                                    880,746           880,746
                                                                         ---------------  ----------------
                                                                         $   27,876,487   $    27,150,705
                                                                         ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                      $      577,322    $    3,566,393
  Accounts payable and accrued expenses                                       5,417,656         5,159,635
  Billings in excess of costs and estimated earnings                            133,155            86,604
                                                                         ---------------  ----------------
     Total Current Liabilities                                                6,128,133         8,812,632

Long-Term Debt                                                                  188,365           258,686
                                                                         ---------------  ----------------

     Total Liabilities                                                        6,316,498         9,071,318
                                                                         ---------------  ----------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, authorized 30,000,000 shares
   $.001 par value, issued and outstanding 17,634,525
   in 1998 and 14,513,073 in 1997                                                17,634            14,513
  Additional paid-in capital                                                 50,800,875        38,497,705
  Convertible preferred stock, authorized
   1,000,000 shares $1.00 par value
   Series B, Issued and outstanding 0 in 1998 and 270
    shares in 1997, stated at conversion value of
    $10,000 per share                                                                 -         2,700,000
   Series C, Issued and outstanding 3,600 shares,
    stated at conversion value of $10,000 per share
    less unamortized beneficial conversion feature of $3,226,000                374,000                 -

  Retained earnings (deficit)                                               (29,632,520)      (23,132,831)
                                                                          ---------------  ----------------
                                                                             21,559,989        18,079,387
                                                                          ---------------  ----------------

                                                                         $   27,876,487    $   27,150,705
                                                                          ===============  ================

        The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the Three Months Ended March 31,
                                                                       1998                1997
                                                                 -----------------     --------------

Revenue:
  Contract income                                                    $5,168,758         $3,661,164
  Sale of equipment                                                           -             31,800
                                                                   -------------       ------------
                                                                      5,168,758          3,692,964
                                                                   -------------       ------------
Cost of Sales:                                                                -
  Direct job costs                                                    4,752,323          3,989,508
  Cost of equipment sales                                                     -             21,284
                                                                   -------------       ------------
                                                                      4,752,323          4,010,792
                                                                   -------------       ------------

Gross Profit (loss)                                                     416,435           (317,828)
                                                                   -------------       ------------

Operating Expenses:
  General and administrative expenses                                 3,847,615          2,167,654
  Depreciation and amortization                                         133,780            156,059
                                                                   -------------       ------------
                                                                      3,981,395          2,323,713
                                                                   -------------       ------------

Loss from Operations                                                 (3,564,960)        (2,641,541)

Other Income (Expense)
  Interest income(Expense)                                           (3,176,686)            57,244
                                                                   -------------       ------------

Loss before Credit for Income Taxes                                  (6,741,646)        (2,584,297)

Credit for Income Taxes                                                (400,000)          (450,000)
                                                                   -------------       ------------

Net Loss                                                             (6,341,646)        (2,134,297)

Preferred Stock Dividends including $104,000 and $289,726
amortization of  beneficial conversion feature in 1998 and 1997.
Total amounts of $3,330,000 and $1,109,589 for 1998 and 1997            158,043            316,767
                                                                   -------------       ------------

Net Loss on Common Stock                                            ($6,499,689)       ($2,451,064)
                                                                   =============       ============

Loss per Share:
  Basic Loss per share                                                   ($0.39)            ($0.26)
                                                                   =============       ============

  Diluted Loss per share                                                 ($0.39)            ($0.26)
                                                                   =============       ============

  Basic common shares outstanding                                    16,498,069          9,602,730
                                                                   =============       ============

  Diluted common shares outstanding                                  16,498,069          9,602,730
                                                                   =============       ============


       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Three Months Ended March 31,
                                                                                     1998                  1997
                                                                                 --------------        --------------

Cash Flows from Operating Activities:
  Net loss                                                                       $ (6,341,646)          ($2,134,297)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Deferred income taxes                                                          (400,000)             (450,000)
      Depreciation and amortization                                                    172,031               138,351
      Amortization of debt discount and issuance costs                               3,083,742                     -
      Compensation cost of consultant stock options                                  1,871,400                     -
      Decrease (Increase) In:
        Accounts receivable                                                            248,233             2,892,733
        Notes receivable                                                                     -               (3,228)
        Costs and estimated earnings in excess of billings                           (240,971)             (195,756)
        Prepaid expenses and other current assets                                    (156,959)               139,752
        Bonding deposits                                                                 9,157                46,474

      Increase (Decrease) In:
        Accounts payable and accrued expenses                                          589,995             1,472,590
        Billings in excess of costs and estimated earnings                              46,551                71,350
                                                                                 --------------        --------------
          Net cash used in operating activities                                    (1,118,467)             (967,211)
                                                                                  --------------       --------------


Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                               -              (31,987)
  Proceeds from disposal of property, plant and equipment                                    -                17,707
  Investment in and advances to unconsolidated affiliates                            (353,255)                     -
  Acquisition of other assets                                                                -             (173,147)
  Loans and advances to officers                                                      (54,758)              (46,801)
                                                                                 --------------        --------------
          Net cash used in investing activities                                      (408,013)             (234,228)
                                                                                 --------------        --------------

Cash Flows from Financing Activities:
  Net proceeds from convertible preferred stock issuance                             3,240,000             2,780,000
  Principal payments on long-term debt                                               (190,630)             (150,514)
  Long term debt borrowing                                                             156,238                     -
  Preferred stock dividends                                                           (54,043)              (27,041)
  Proceeds from exercise of stock options and warrants                               1,441,297                     -
                                                                                                       --------------
                                                                                 --------------
          Net cash provided by financing activities                                  4,592,862             2,602,445
                                                                                 --------------        --------------

Increase in Cash and Cash Equivalents                                                3,066,382             1,401,006

Cash and Cash Equivalents, beginning of period                                         602,242             1,001,254
                                                                                 --------------        --------------

Cash and Cash Equivalents, end of period                                         $   3,668,624          $  2,402,260
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

3.   AMENDMENT TO FINANCIAL STATEMENTS

     The Company has amended the previously reported earnings per share to comply with the recent SEC staff position on accounting for convertible debt securities issued with beneficial conversion features. The SEC staff believes that any discount resulting from an allocation of proceeds to the beneficial conversion features increases the effective interest rate of the security and should be reflected as a charge to interest expense. Because the security has been issued with beneficial conversion terms, the staff has presumed that the stated maturity date of the instrument is not substantive and that, therefore, the amortization period should be from the date the security is issued to the date it first becomes convertible. If the security is converted prior to full amortization of the discount, the staff believes that the unamortized portion of the discount should be charged to interest expense in the period of conversion. The SEC staff has objected to accounting that fails to account for a beneficial conversion as discussed herein and has concluded that the affected financial statements should be restated in those circumstances. Based on such position and the full conversion during the quarter of the Company's outstanding 7% Convertible Notes, the Company has amended its financial statements to reflect an increase in interest expense for the period from $194,525 to $3,176,686 and an accompanying increase in the previously reported loss of $2,982,161. This amount had previously been reported as a charge to additional paid-in capital. As a result of the increase in interest expense, the basic loss per share increased from $0.21 per share, as previously reported, to $0.39 per share.

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

     Additionally, during the quarter, the remaining $3,025,000 of 7% Convertible Notes were converted, resulting in the issuance of an aggregate of 1,152,669 shares of common stock. Debt discount of $3,042,842 was amortized as additional interest expense on the convertible notes during the quarter ended March 31, 1998. The unamortized balance of deferred issuance costs of $260,223 was charged to paid in capital upon conversion of the convertible notes to common stock. The unamortized balance of debt discount was $1,163,044 at March 31, 1998.

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

In addition to its operating income and expenses, the Company reported net interest expense of $3,177,000 for the quarter ended March 31, 1998 as compared to net interest income of $57,000 for the same period in 1997. The decrease in net interest income/expense was attributable to $3,106,000 in interest expense recorded on the convertible notes in 1998. This amount represented both the amortization of the beneficial conversion feature of the convertible notes and warrants and the write-off of the unamortized balance of the notes at the time of conversion since all of the $3,025,000 in notes payable at December 31, 1997 were converted during the first quarter.

As a result of the foregoing, the Company reported a loss before taxes of $6,742,000 and a net loss of $6,342,000 for the quarter ended March 31, 1998 as compared to a loss before taxes of $2,584,000 and a net loss of $2,134,000 for the same quarter in 1997.

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

The value, totaling $4,718,750, of the discounted conversion feature on the notes and the value of the warrants has been accounted for as additional interest via a debit to debt discount and a credit to paid-in-capital. The debt discount has been calculated as the fixed discount from the market at the date of sale based upon the common stock's trading price of $4 per share on August 13th. This interest is being amortized over the period from the date of issuance to the date the notes were first convertible, January 8, 1998, and for the warrants to July 30, 1998. During 1997, $600,000 was amortized and recorded as interest expense. During 1998, $3,043,000 was charged to interest expense.

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

                                         IDM ENVIRONMENTAL CORP.


Dated:   June 11, 1998                    By: /s/ Joel Freedman
                                             -------------------------
                                             Joel Freedman, President


Dated:   June 11, 1998                    By: /s/ Michael B. Killeen
                                             -------------------------
                                             Michael B. Killeen, Principal
                                             Financial and Accounting Officer