Form 10-Q
period 1998-06-30
IDM ENVIRONMENTAL CORP
filed 1998-08-19
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________to________.


                           Commission File No. 0-23900


                             IDM ENVIRONMENTAL CORP.
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        New Jersey                                         22-2194790
------------------------------                  --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



               396 Whitehead Avenue, South River, New Jersey 08882
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 390-9550
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


               --------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   ------

     As of August 17, 1998, 19,158,644 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    ----------------------------------------
                                      INDEX

                                                                         Page
                                                                         Number
                                                                        -------
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -June 30, 1998
          and December 31, 1997........................................     1

          Consolidated Statements of Operations - For the six
          months ended June 30, 1998 and June 30, 1997.................     2

          Consolidated Statement of Operations - For the three
          months ended June 30, 1998 and June 30, 1997.................     3

          Consolidated Statements of Cash Flows - For the six
          months ended June 30, 1998 and June 30, 1997.................     4

          Notes to Consolidated Financial Statements...................     7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    11

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk...    16

PART II - OTHER INFORMATION


 Item 2.  Changes in Securities........................................    16

 Item 4.  Submission of Matters to a Vote of Security Holders..........    17

 Item 6.  Exhibits and Reports on Form 8-K.............................    17


 SIGNATURES.............................................. ..............   18

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    Unaudited
                                                                                     June 30,       December 31,
ASSETS                                                                                1998             1997
                                                                                 ---------------   --------------

Current Assets:
  Cash and cash equivalents                                                      $      119,900      $    602,242
  Accounts receivable                                                                 5,301,164         4,094,408
  Notes receivable - current                                                            108,805           116,457
  Inventory                                                                             582,517           582,517
  Costs and estimated earnings in excess of billings                                    154,471           455,823
  Bonding deposits                                                                            -             9,157
  Due from officers                                                                     444,499           369,541
  Prepaid expenses and other current assets                                           1,414,000         1,433,068
                                                                                 ---------------  ----------------
     Total Current Assets                                                             8,125,356         7,663,213

Investments in and Advances to Unconsolidated Affiliates                              2,462,496         3,453,309
Investment in Affiliate, at cost                                                      1,893,125         1,715,000
Notes Receivable - long term                                                          1,381,155         1,381,155
Debt Discount and Issuance Costs                                                        270,000         4,610,166
Deferred Income Taxes                                                                 4,570,000         4,170,000
Property, Plant and Equipment                                                         3,423,795         3,277,116
Other Assets                                                                            880,746           880,746
                                                                                 ---------------  ----------------
                                                                                 $   23,006,673     $  27,150,705
                                                                                 ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                              $      455,340     $   3,566,393
  Accounts payable and accrued expenses                                               5,153,632         5,159,635
  Billings in excess of costs and estimated earnings                                    867,568            86,604
                                                                                 ---------------  ----------------
     Total Current Liabilities                                                        6,476,540         8,812,632

Long-Term Debt                                                                          160,834           258,686
                                                                                 ---------------  ----------------

     Total Liabilities                                                                6,637,374         9,071,318
                                                                                 ---------------  ----------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, authorized 75,000,000 shares $.001 par value, issued
  and outstanding 17,864,302 in 1998 and 14,513,073 in 1997                              17,863            14,513
  Additional paid-in capital                                                         51,431,761        38,497,705
  Convertible preferred stock, authorized 1,000,000 shares $1.00 par value
  Series B, Issued and outstanding 0 in 1998 and 270 shares in 1997,
  stated at conversion value of $10,000 per share                                             -         2,700,000
  Series C, Issued and outstanding 3,600 shares, stated at conversion value
  of $10,000 per share                                                                3,600,000                 -


  Retained earnings (deficit)                                                       (38,680,325)      (23,132,831)
                                                                                 ---------------  ----------------
                                                                                     16,369,299        18,079,387
                                                                                 ---------------  ----------------

                                                                                 $   23,006,673     $  27,150,705
                                                                                 ===============  ================

  ----------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Six Months Ended June 30,
                                                                        1998                 1997
                                                                   ---------------      -------------

Revenue:
  Contract income                                                   $10,015,549          $7,794,201
  Sale of equipment                                                           -              28,550
                                                                   --------------       -------------
                                                                     10,015,549           7,822,751
                                                                   --------------       -------------
Cost of Sales:
  Direct job costs                                                   11,494,348           7,380,087
  Cost of equipment sales                                                     -              22,413
                                                                   --------------       -------------
                                                                     11,494,348           7,402,500
                                                                   --------------       -------------

Gross Profit (loss)                                                  (1,478,799)            420,251
                                                                   --------------       -------------

Operating Expenses:
  General and administrative expenses                                 6,380,722           4,030,728
  Depreciation and amortization                                         318,246             375,841
                                                                   --------------       -------------
                                                                      6,698,968           4,406,569
                                                                   --------------       -------------

Loss from Operations                                                 (8,177,767)         (3,986,318)

Other Income (Expense)
  Interest income(Expense)                                           (4,322,684)             37,534
                                                                   --------------       -------------

Loss before Credit for Income Taxes                                 (12,500,451)         (3,948,784)

Credit for Income Taxes                                                (400,000)           (680,000)
                                                                   --------------       -------------

Net Loss                                                            (12,100,451)         (3,268,784)

Preferred Stock Dividends including $3,330,000 and
   $844,521 amortization of  beneficial conversion feature
   in 1998 and 1997.  Total amounts of $3,330,000 and $1,109,589
   for 1998 and 1997                                                  3,447,043             924,062
                                                                   --------------       -------------

Net Loss on Common Stock                                           ($15,547,494)        ($4,192,846)
                                                                   ==============       =============

Loss per Share:
  Basic Loss per share                                                   ($0.91)             ($0.45)
                                                                   ==============       =============

  Diluted Loss per share                                                 ($0.91)             ($0.45)
                                                                   ==============       =============

  Basic common shares outstanding                                    17,126,231           9,602,730
                                                                   ==============       =============

  Diluted common shares outstanding                                  17,126,231           9,602,730
                                                                   ==============       =============

----------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            For the Three Months Ended June 30,
                                                                                1998                 1997
                                                                             ------------        -----------

Revenue:
  Contract income                                                             $4,846,791          $4,129,787
  Sale of equipment                                                                    -                   -
                                                                            ------------         -----------
                                                                               4,846,791           4,129,787
                                                                            ------------         -----------
Cost of Sales:
  Direct job costs                                                             6,742,025           3,391,708
  Cost of equipment sales                                                              -                   -
                                                                            ------------         -----------
                                                                               6,742,025           3,391,708
                                                                            ------------         -----------

Gross Profit (Loss)                                                          (1,895,234)             738,079
                                                                            ------------         -----------

Operating Expenses:
  General and administrative expenses                                          2,533,107           1,863,074
  Depreciation and amortization                                                  184,466             219,782
                                                                            ------------         -----------
                                                                               2,717,573           2,082,856
                                                                            ------------         -----------

Loss from Operations                                                         (4,612,807)         (1,344,777)

Other Income (Expense):
  Interest income (expense)                                                  (1,145,998)            (19,710)
                                                                            ------------         -----------

Loss before Credit  for Income Taxes                                         (5,758,805)         (1,364,487)

Credit for Income Taxes                                                                -           (230,000)
                                                                            ------------         -----------

Net Loss                                                                     (5,758,805)         (1,134,487)

Preferred Stock Dividends including $3,226,000 and $554,795
   amortization of beneficial conversion feature in 1998 and 1997.
   Total amount of $3,330,000 and $1,109,589 for 1998 and 1997                3,289,000             607,295
                                                                            ------------         -----------

Net Loss on Common Stock                                                    ($9,047,805)        ($1,741,782)
                                                                            ============         ===========

Loss per Share:
  Basic Loss per share                                                           ($0.51)             ($0.18)
                                                                            ============         ===========

  Diluted Loss per share                                                         ($0.51)             ($0.18)
                                                                            ============         ===========

  Basic common shares outstanding                                             17,747,491           9,602,370
                                                                            ============         ===========

  Diluted common shares outstanding                                           17,747,491           9,602,370
                                                                            ============         ===========

 -----------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      For the Six Months Ended June 30,
                                                                                          1998                1997
                                                                                      ------------        ------------

Cash Flows from Operating Activities:
  Net loss                                                                         $ (12,100,451)         ($3,268,784)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Deferred income taxes                                                             (400,000)            (680,000)
      Depreciation and amortization                                                      325,649              306,475
      Amortization of debt discount and issuance costs                                 4,306,786                    -
      Compensation cost of consultant stock options                                    1,871,400                    -
      Decrease (Increase) In:
        Accounts receivable                                                           (1,206,756)           2,131,672
        Notes receivable                                                                   7,652              (39,014)
        Costs and estimated earnings in excess of billings                               301,352            1,304,565
        Prepaid expenses and other current assets                                         19,068               95,624
        Bonding deposits                                                                   9,157               46,474

      Increase (Decrease) In:
        Accounts payable and accrued expenses                                            325,971           (2,649,014)
        Billings in excess of costs and estimated earnings                               780,964               82,787
                                                                                   --------------         --------------
          Net cash used in operating activities                                       (5,759,208)          (2,669,215)
                                                                                   --------------         --------------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                          (472,328)             (36,552)
  Proceeds from disposal of property, plant and equipment                                      -               17,707
  Investment in and advances to unconsolidated affiliates                                990,813                    -
  Acquisition of other assets                                                           (178,125)            (267,179)
  Loans and advances to officers                                                         (74,958)             (93,573)
                                                                                   --------------         --------------
          Net cash provided by (used in)  in investing activities                        265,402             (379,597)
                                                                                   --------------         --------------

Cash Flows from Financing Activities:
  Net proceeds from convertible preferred stock issuance                               3,240,000            2,780,000
  Principal payments on long-term debt                                                  (340,146)            (224,396)
  Long term debt borrowing                                                               156,238              763,710
  Preferred stock dividends                                                             (117,043)             (79,541)
  Proceeds from exercise of stock options and warrants                                 2,072,415                    -
                                                                                   --------------        --------------
          Net cash provided by financing activities                                    5,011,464            3,239,773
                                                                                   --------------        --------------

Increase (Decrease) in Cash and Cash Equivalents                                        (482,342)             190,961

Cash and Cash Equivalents, beginning of period                                           602,242            1,001,254
                                                                                   --------------        --------------

Cash and Cash Equivalents, end of period                                           $     119,900         $  1,192,215
                                                                                   ==============        ==============

-----------------------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)

                                                                      For the Six Months Ended June 30,
                                                                          1998               1997
                                                                      ------------       ------------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for:

    Interest                                                            $    231,205      $   122,994
                                                                        =============     ============
    Income taxes
                                                                                   -
                                                                        =============     ============
Supplemental Disclosure of Noncash Investing and Financing Activities:
  Conversion of convertible promissory notes to common stock            $  3,025,000
                                                                        =============     ============
  Conversion of preferred stock to common stock                         $  2,700,000
                                                                        =============     ============
  Beneficial conversion feature of convertible preferred stock          $  3,330,000
                                                                        =============     ============

------------------------------------------------------------------------------------------------------

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

2.   CONTINGENCIES

     On August 15, 1996, the U.S. Department of Labor, Occupational Safety and Health Administration ("OSHA") issued three citations and notification of penalty in the aggregate amount of $147,000 on the Company in connection with the accidental death of an employee of one of the Company's subcontractors on the United Illuminating Steel Point Project job site in Bridgeport, Connecticut. A complaint was filed against the Company by the Secretary of Labor, United States Department of Labor on September 30, 1996. A hearing was conducted in the matter in April, 1997. In June 1998, the Company received a copy of the written decision filed by OSHA's Review Commission. The Commission vacated the first alleged wilful citation, but affirmed each of the second and third wilful citations, imposing a penalty in the amount of $70,000 for each citation. The Company strongly objects to the Commission's finding on the basis that it cannot be sustained as matters of fact or law and has filed a timely Notice of Appeal with the OSHA Review Commission for Discretionary Review, which body has accepted jurisdiction of the matter on administrative appeal. The Company is contesting the Citations and Notification of Penalty.

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

     In November of 1996, a shareholder filed a class action lawsuit against the Company and certain directors and officers of the Company. The suit, filed in the Superior Court of New Jersey, Middlesex County, as subsequently amended in June 1997, alleges that the Company disseminated false and misleading financial information to the investing public between March 8, 1996 and November 18, 1996 and seeks damages in an unspecified amount to compensate investors who purchased the Company's securities between the indicated dates, as well as the disgorgement of profits allegedly received by some of the individual defendants from sales of common stock during that period. A written settlement agreement has been executed by plaintiff's counsel on behalf of the class. Subject to final court approval, the matter will be settled and finally resolved with the payment of $1,125,000 to the class. The entire settlement sum will be paid by the Company's director's and officer's ("D&O") insurance policy carrier pursuant to the obligations owed by the carrier under the Company's existing D&O policy. The settlement will cover the class period March 8, 1996 to June 5, 1997. The settlement, as expressly reflected in the settlement documents, has been made as a business accommodation only, and neither the Company, nor any director, officer or employee of the Company has admitted or will admit any wrong doing of any kind. With the closing of the settlement, which is expected by October, 1998, the action will be dismissed with prejudice and the Company and each of the individuals who have been named as defendants will be released from any and all claims for the entire class period.

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


2.   CONTINGENCIES (Continued)

     In  addition,  Enviropower  is  claiming  damages  for loss of its right to market and use the Technology outside of Canada resulting in an alleged estimated loss of $30 million. Enviropower also seeks indemnification for liabilities allegedly incurred by Global Alberta in the name of Enviropower in the amount of $363,000, a declaration that all profits, interest and benefits arising from the Agreements be paid to Enviropower, punitive damages of $1 million, costs and interest plus such further and other relief as is more particularly set out in the Statement of Claim. At present, while Enviropower has filed a Notice to Produce documents and Notice to Select an Officer on May 30, 1997, it has not advanced the claim in any respect subsequent to that time, in large part due to its apparent insolvency. On June 17, 1997, IDM, Global Alberta and Global Delaware commenced an action in Court in Calgary, Alberta (Action No. 9701-08705)
     against Envirpower seeking to enforce the Agreements and, more specifically, an injunction to restrain Enviropower from, among other things, selling, marketing, exporting, licensing, exploiting or using in any manner the Technology outside of Canada, together with damages in the amount of $160,000 owing pursuant to a Promissory Note owed to Global Alberta. IDM has also alleged its entitlement to special and general damages on account of Enviropower's intentional interference with its contractual relations in the estimated amount of $50 million, aggravated and punitive damages in the amount of $1 million, respectively, together with interest and costs.

     On June 20, 1997, IDM, Global Alberta and Global Delaware were successful in obtaining an Interim Injunction Order protecting it's rights to the Technology from interference by Enviropower. On September 19, 1997, IDM, Global Alberta and Global Delaware were successful in extending the operation of the initial Injunction Order to trial. On March 20, 1998, Enviropower Industries, Inc. (Formerly, Continental Waste Conversion International, Inc. ("CWC") ), filed for bankruptcy protection in Calgary Bankruptcy Court. At present, pursuant to Canadian Bankruptcy law, the matter commenced by IDM, et al., has been stayed, and the Trustee appointed by the Court has indicated that he has no intention of continuing to prosecute the matter. The preliminary injunction previously granted in favor of IDM and Global remains in full force and effect protecting IDM's license rights to the Technology against infringement by Enviropower (or the Trustee on its behalf) and/or any other party. The Company is presently awaiting further word from the Trustee concerning his intentions with respect to liquidation of the Bankrupt estate.

3.   CONVERTIBLE  PREFERRED  STOCK  SERIES C,  "LOCK-UP  WARRANTS"  AND  "RELOAD
     WARRANTS"

     On February 13, 1998, the Company sold 3,600 shares of Series C 7% Convertible Preferred Stock and 2,350,000 Four Year $5.00 Warrants (amended on June 2, 1998 to $3.75). The securities were issued to five accredited investors. The aggregate sales price of such securities was $3,600,000. Commissions totaling 10% were paid in connection with the placement. The securities were offered pursuant to Regulation D. The offer was directed exclusively to a limited number of accredited investor without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment The securities bear legends restricting the resale thereof. The Series C Preferred Stock is convertible into Common Stock at the lesser of (i) $4.50 per share (amended on June 2, 1998 to $3.25) or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Four Year $3.75 Warrants are exercisable for a four year period at the lesser of $3.75 per share or the lowest conversion price of the Series C Preferred Stock. Conversion of the Series C Preferred Stock and exercise of the Four Year $3.75 Warrants was subject to the issuance of a maximum of 3,285,438 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 3,285,438 shares, the holders of Series C Preferred Stock and Four Year $3.75 Warrants remaining outstanding if and when 3,285,438 shares have been issued will have the right to demand redemption of the Series C Preferred Stock at $1,250 per share plus accrued dividends and to demand redemption of the Four Year $3.75 Warrants at the pre-tax profit such holders would have realized had the Four Year $3.75 Warrants been exercised at the time redemption is demanded. Further, the Company has the right, upon notice to the holders, to redeem any Series C Preferred Stock submitted for conversion at a price or $2.75 of less at 125% of the principal amount of such Series C Preferred Stock plus accrued and unpaid dividends. The Series C Preferred Stock pays dividends at 7% per annum payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. On June 2, 1998, at the Annual Stockholders Meeting, the shareholders approved a proposal for the issuance of shares in excess of 3,285,438.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3. CONVERTIBLE PREFERRED STOCK SERIES C, "LOCK-UP WARRANTS" AND "RELOAD WARRANTS" (Continued)

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

     On June 2,  1998,  the  Company  issued  266,875  $6.00 and  266,875  $6.75
     Warrants (the "Reload Warrants"). The $6.00 Warrants and $6.75 Warrants were issued as an inducement for early exercise by the holders of certain $3.00 Warrants and are exercisable to the extent of one $6.00 Warrant and one $6.75 Warrant for each $3.00 Warrant previously exercised. The $6.00 Warrants and $6.75 Warrants are exercisable for a period of one year commencing June 8, 1998 to purchase Common Stock at $6.00 and $6.75 per share, respectively. Exercise of the $6.00 Warrants and $6.75 Warrants is subject to the restrictions that the holders, individually, will not beneficially own in excess of 4.99% of the Company's Common Stock following any exercise. Exercise of the $6.00 Warrants and $6.75 Warrants is also subject to amendment of the Company's Certificate of Incorporation to increase the authorized shares of Common Stock to provide for an adequate number of authorized and unissued shares of Common Stock to permit the exercise or conversion of all outstanding convertible securities.

4.   EARNINGS PER SHARE

     The Company is calculating earnings per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the Company's common stock and the applicable conversion rate on the convertible preferred stock (note payable) as a dividend (interest expense) at the issue date and amortize from the issue date of the convertible security. The beneficial conversion feature of the Series B preferred stock was $1,109,589 and was amortized as a dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock. The beneficial conversion feature of the Company's convertible notes and related warrants was $4,818,750 and was recorded as additional interest expense from August 13, 1997, the issue date of the convertible notes, to March 4, 1998, the date the last convertible note was converted into common stock. The beneficial conversion feature of the Series C preferred stock and related warrants was $3,330,000 and was amortized as a dividend from the issue date, February 13, 1998, to June 22, 1998, the date the Registration Statement of the underlying stock was declared effective.

5.   STOCKHOLDERS' EQUITY

     During the six months ended June 30, 1998, the remaining 270 shares of Series B Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 1,359,441 shares of common stock.

     Additionally, during the period, the remaining $3,025,000 of 7% Convertible Notes were converted, resulting in the issuance of an aggregate of 1,152,669 shares of common stock. Debt discount of $4,205,886 was amortized as additional interest expense on the convertible notes during the six months ended June 30, 1998. The unamortized balance of deferred issuance costs of $260,223 were charged to paid in capital upon conversion of the convertible notes to common stock.

     During the six months ended June 30, 1998, 658,462 Class A Warrants were exercised resulting in net proceeds to the Company of $1,439,297; 288,750 Three Year Warrants were exercised resulting in net proceeds to the Company of $629,063; and, 2,027 stock options were exercised resulting in proceeds to the Company of $4,054.

6.   CONSULTANT STOCK OPTIONS

     During the six months ended June 30, 1998, the Company granted immediately exercisable options to consultants to purchase 1,220,000 shares of common stock at the market price of the Company's common stock at the date of grant. The Company recorded a non-cash compensation expense of $1,871,400 during the first quarter in connection with the grant of those options.

7.   SUBSEQUENT EVENTS

     On August 11, 1998, the Company sold 1,500 shares of Series RR 6% Convertible Preferred Stock. The securities were issued to one accredited investor. The aggregate sales price of such securities was $1,500,000. Commissions totaling 10% were paid in connection with the placement. The securities were offered pursuant to Regulation D. The offer was directed exclusively to a single accredited investor without general solicitation or advertising and based on representations from the investor that such investor was acquiring for investment. The securities bear legends restricting the resale thereof.

     The Series RR Preferred Shares are convertible into Common Stock at the lesser of (i) $2.25 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. Conversion of the Preferred Shares is subject to the issuance of a maximum of 3,600,000 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 3,600,000 shares, the holders of Preferred Shares remaining outstanding if and when 3,600,000 shares have been issued will have the right to demand redemption of the Preferred Shares at 120% of the principal balance outstanding. Further, the holder of the Preferred Shares has the right to demand redemption of any Preferred Shares remaining outstanding in the event that (1) the Company carries out a placement of common stock or securities convertible into common stock on or before the effective date of a registration statement to be filed covering the shares underlying the Preferred Shares and (2) the holder elects not to exercise its right of first refusal with respect to such securities. In the event the holder exercises its redemption right in connection with a subsequent offering, the Company is obligated to redeem the remaining Preferred Shares for (1) cash in an amount equal to 125% of the principal balance outstanding plus accrued dividends and (2) in the event the Company's common stock is trading above $3.25 at the time of redemption, the issuance of up to 461,539 two year warrants exercisable at $3.25 per share. The Preferred Shares pay an annual dividend of 6% payable semi-annually or on conversion or at redemption in cash or Common Stock, at the Company's option.

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

Three Months Ended June 30, 1998 Compared with June 30, 1997

The Company's total revenues increased by approximately 17% from $4,130,000 for the quarter ended June 30, 1997 to $4,847,000 for the quarter ended June 30,
1998. The increase in contract service revenues in 1998 over 1997 is attributable to an increase of approximately one million dollars in our projects in our Oak Ridge office.

Direct job costs increased by approximately 99% from $3,392,000 for the quarter ended June 30, 1997 to $6,742,000 for the same period in 1998. The primary elements of such increase in job costs were job salaries and material and supplies. The increase in job costs was attributable to unforeseeable developments on the Company's Boston State Hospital and East Dam projects which resulted in negative gross margin from these projects of $1.9 million dollars on total contract revenues of $4.8 million dollars in the quarter.

IDM is a subcontractor to the prime contractor on the Boston State Hospital project. IDM, in turn, subcontracted with Dockside Dismantling Corporation ("Dockside"). Dockside defaulted on it's subcontract with IDM and abandoned the work for which it was, and remains, responsible. In addition, on or about May 27, 1998, the project owner's consulting engineer notified IDM of the claim of certain work deficiencies for which Dockside and, derivatively, IDM are allegedly responsible. IDM has estimated the additional costs to complete and to correct Dockside's work to be in excess of $1.2 million dollars and has recorded this amount in it's financial statements for the quarter. IDM made an immediate claim against the bond ($500,000 performance and $500,000 payment) provided by Dockside's surety company. The surety company has disclaimed coverage and the issue of the enforceability of the Bond is now the subject of litigation pending in Federal Court in the Commonwealth of Massachusetts. Trial is now scheduled in the matter for February 1999. IDM expects to receive payment for and recognize revenues for the work performed in subsequent periods. These revenues have not been recognized in the financial statements.

With respect to the East Dam project, upon transition from the north end of the dam to the south end of the dam, the estimated drill footage of the project was substantially reduced compared to the bid package for the project. As a result, the total estimated revenues from the project was reduced from approximately $20 million to approximately $15 million. The impact on the financial statements for the quarter is approximately a negative $700,000 in gross margin. While the project is still expected to show a profit, increased costs during the quarter for unapproved change orders and a revised estimate of lower revenues has decreased the expected gross margin significantly. In accordance with conservative accounting principles, all costs have been recognized, while expected revenues from unapproved change orders and claims will be recognized in subsequent periods when they are received. The Company expects to submit claims on this project in excess of eight million dollars.

While total revenues increased by 17% for the quarter, general and administrative expenses increased 36 % from $1,863,000 during the quarter ended June 30, 1997 to $2,533,000 during the same period in 1998. The increase in general and administrative expense was attributable to (1) a $92,000 audit refund of workers compensation insurance recorded in 1997, (2) $230,000 increase in professional fees over the same period in 1997, (3) and other increases in salaries, office expenses and travel and entertainment expenses due to increased activity for foreign projects.

In addition to its operating income and expenses, the Company reported net interest expense of $1,146,000 for the quarter ended June 30, 1998 as compared to net interest expense of $20,000 for the same period in 1997. The decrease in net interest income/expense was attributable to $1,163,000 in interest expense recorded on the convertible notes and related warrants in 1998. This amount represented the amortization of the beneficial conversion feature of the convertible notes and warrants.

As a result of the foregoing, the Company reported a loss before taxes of $5,759,000 and a net loss of $5,759,000 for the quarter ended June 30, 1998 as compared to a loss before taxes of $1,364,000 and a net loss of $1,134,000 for the same quarter in 1997.

The net loss attributable to common stock was increased by the preferred stock dividends $63,000 in 1998 and $53,000 in 1997, and an accounting "deemed dividend" of $3,226,000 and $555,000 in 1998 and 1997 arising from the amortization of the beneficial conversion feature of the Company's Preferred Stock. The Company is calculating earning per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the Company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaled $3,330,000 and $1,109,589 in 1998 and 1997, respectively) and amortize the dividend over a 180 day period from the issue date for the Series B Preferred Stock and to the date the registration statement became effective for the Series C Preferred Stock.

Six Months ended June 30, 1998 Compared with Six Months Ended June 30, 1997.

Total revenues increased by approximately 28.0% from $7,823,000 for the six months ended June 30, 1997 to $10,016,000 for the same period in 1998. Contract service income increased during the period by 28.5% from $7,794,000 in 1997 to $10,016,000 in 1998. See the quarterly comparison for discussion of the factors contributing to the increase.

Surplus equipment revenues decreased 100% from $29,000 in 1997 to none in 1998 due to no volume in 1998.

Direct job costs increased by approximately 55.7% from $7,380,000 for the six months ended June 30, 1997 to $11,494,000 for the same period in 1998. See the quarterly comparison for a discussion of the factors contributing to the increase in direct job costs.

Cost of equipment sales decreased from $22,000 in 1997 to none due to no volume in 1998.

General and administrative expenses increased 58.3% from $4,031,000 during the six months ended June 30, 1997 to $6,381,000 during the same period in 1998. The increase in general and administrative expense was attributable to $1.9 million expense recorded in February, 1998 for options granted to consultants to purchase 1,220,000 shares of common stock of the Company at the market price of the Company's common stock at the date of the grant and the factors discussed in the quarterly comparison.

The Company reported an increase in net interest income/(expense) from $38,000 income for the six months ended June 30, 1997 to $4,323,000 expense for the same period in 1998. See the quarterly comparison for discussion of the factors contributing to the increased expense.

As a result of the foregoing, the Company reported a loss before taxes of $12,500,000 and a net loss after tax of $12,100,000 for the six months ended June 30, 1998 as compared to a loss before taxes of $2,584,000 and a net loss after taxes of $2,134,000 for the same period in 1997.

The net loss attributable to common stock was increased by $117,000 and $80,000 in preferred stock dividends and $3,330,000 and $845,000 amortization of the beneficial conversion feature in 1998 and 1997 respectively.


Material Changes in Financial Condition, Liquidity and Capital Resources.

At June 30, 1998, the Company had working capital of approximately $1.6 million, including a cash balance of $.1 million. This compares to a working capital deficit of $1.1 million and a cash balance of $0.6 million at December 31, 1997. The increase in working capital and decrease in cash is attributable to the conversion to common stock of $3,025,000 in notes payable classified as a current liability at December 31, 1997 and the receipt of net proceeds of $3,240,000 from the Series C Preferred Stock which was more than offset by the loss for the period.

Approximately $0.2 million of working capital consisted of unbilled costs and estimated earnings on ongoing projects. Such amounts are expected to be received during 1998 as projects progress with all such amounts being payable to the Company by the completion of such projects.

Also included in the Company's working capital balance at June 30, 1998 was $0.6 million of surplus equipment inventory (net of a $0.9 million valuation reserve) held for sale which gross inventory level was identical to that reported at December 31, 1997. The inventory reflects the Company's sale of substantially all of its surplus equipment inventory, other than generators, to UPE in connection with the formation of a marketing alliance with UPE during 1995. The Company's remaining inventory consists of nineteen (19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated market price of the Company's generator inventory is twelve million dollars. Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items. It is the Company's intent to incorporate this inventory in future projects.

The Company had available at December 31, 1997, approximately $19,775,000 of operating loss carry-forwards that may be applied against future taxable income. $2,350,000 of such losses expire in the year 2010 , $9,225,000 in the year 2011, and the balance the following year. Based on the reported loss to date it will take approximately $13.4 million dollars in future taxable income to recover the reported deferred tax asset of $4,570,000 at June 30, 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and the net operating losses can be carried forward. In determining such projected future taxable income, management has considered the Company's historical results of operation, the current economic environment with the Company's core industries and future business activities which the company has positioned itself. Management believes the company will realize taxable income in future years. However, based on the company's substantial losses over the past three years, the current contract commitments in the backlog, and carry forward limitations governed by state, federal and foreign tax agencies, management believes it is more likely than not that the Company will not realize its entire net deferred tax asset. A valuation allowance of $6,757,000 has been established by management as a reduction of the Company's deferred tax assets of $11,327,000. Management believes that the net deferred tax asset will be realized through future taxable income, primarily from the substantial revenue to be derived from projects such as the El Salvador Power Project and/or the Greifswald Nuclear Plant Decommissioning/Site Revitalization Project. Management believes that the income generated from these projects will be more than sufficient to realize the deferred tax asset at June 30, 1998.

The Company's accounts receivable increased by 29.5% from 1997 to 1998. Such increase in accounts receivable was attributable to the increase in revenues during the period. Accounts receivable as a percentage of quarterly revenues was 109.4% and 99.1% in 1998 and 1997, respectively. Year-end receivables as a percentage of fourth quarter revenue increased substantially from 53.0% in 1994 to 103.5% in 1995 and 88% in 1996. The ratio dropped to 53% at December 31, 1994 because the Company received a $4,184,000 payment on a major contract on December 23, 1994. If this payment had been received after year end, the ratio would have been a more comparable 98.4%.

Unbilled revenue as a percentage of quarterly contract income was 0% at December 31, 1993, 31% at December 31, 1994, 56% at December 31, 1995 and 26% at December 31, 1996, 11% at December 30, 1997, and (15%) at June 30, 1998. Also, accounts payable have constantly decreased since 1994 whereas accounts receivable and unbilled revenues have increased substantially during this period. Prior to going public in April 1994, most of the Company's revenues were generated in the private sector. Many of these contracts had substantial initial mobilization payments and generated positive cash flow during the life of the contract. Since then the Company has been successful, as a result of its growth strategy, in obtaining a number of government contracts at major Department of Energy and Department of Defense sites. This work was obtained as a direct result of opening three new regional offices. The experience with these contracts has been negative cash flows until we near contract completion. This is due to the requirement that we submit a schedule and a schedule of values at the beginning of the job and bill according to the percent complete of each item in the schedule of values - not the costs we have incurred. Our jobs of any size are at a risk of being front end cost loaded when there is little progress to report (i.e., we cannot bill until the structure is demolished). The Company is aware of this problem and is trying to remedy it by maximizing mobilization costs in the schedule of values, requiring subcontractors to bill on the same basis and aggressively negotiating better (less front end cost loaded) schedules of values.

Initially the Company tried to increase payment terms to vendors by paying them after the Company received our payment. This method was unsuccessful. Many vendors put the Company on a COD basis and its D&B rating weakened because D&B's file showed "increased slowness in the company's payment record." This lower rating hurt the Company in attempts to establish credit with new vendors. Because IDM is trying to establish good relationships with its vendors, the company is now paying its vendors within terms to fifteen days late and attempting to improve its D&B "paydex rating." The paydex rating of 60 is much worse than the average of the lower quartile for the industry of 68 (median for the industry is 75).

Other items impacted the Company's cash flows during 1998. The Company carried out several non-cash transactions and transactions with subsidiaries not reflected in the Company's cash flow statements. Among the non-cash transactions entered into during 1998 were (1) the conversion of $2.7 million of convertible preferred stock into common stock and (2) the conversion of $3.025 million of convertible notes payable to common stock. Transactions with subsidiaries during 1998 related principally to the capitalization of various subsidiaries formed to deploy the Company's Kocee Gas Generator technology. At June 30, 1998, the Company had loaned $3.1 million to its 90% owned subsidiary, Global Waste and Energy, Inc. Such loan is repayable on demand with interest at 9.25%.

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

Prior to the completion of the Company's public offering, operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Following the public offering, the Company paid off all of its then existing bank debt. At June 30, 1998, the Company had no bank debt and no significant long-term debt and was funding its operations entirely through cash on hand and operating cash flow.

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

The Convertible Notes were convertible into Common Stock at the lesser of (i) $2.75 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants was subject to the issuance of a maximum of 1,997,130 shares of Common Stock on conversion unless the shareholders of the Company approved issuances beyond that level upon conversion. Shareholder approval of issuances beyond 1,997,130 shares was received on November 4, 1997. Further, the Company had the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes paid interest at 7% payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. In the event that a registration statement covering the shares underlying the Convertible Notes had not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes would increase to 18% and 24%, respectively, from those dates until such a registration statement became effective. The registration statement was declared effective in January 9, 1998. The amount of additional interest expense was $54,500. As of June 30, 1998, all of the Convertible Notes had been converted resulting in the issuance of 1,152,669 shares of common stock.

The value, totaling $4,718,750, of the discounted conversion feature on the notes and the value of the warrants has been accounted for as additional interest via a debit to debt discount and a credit to paid-in-capital. The debt discount has been calculated as the fixed discount from the market at the date of sale based upon the common stock's trading price of $4 per share on August 13th. This interest is being amortized over the period from the date of issuance to the date the notes were first convertible, January 8, 1998 and for the warrants to June 30, 1998. During 1997, $600,000 was amortized and recorded as interest expense. During 1998, $4,118,750 was charged to interest expense.

On February 13, 1998, the Company sold 3,600 shares of Series C 7% Convertible Preferred Stock and 2,350,000 Four Year $5.00 Warrants (amended on June 2, 1998 to $3.75). The aggregate sales price of such securities was $3,600,000. Commissions totaling 10% were paid in connection with the placement. The Series C Preferred Stock is convertible into Common Stock at the lesser of (i) $4.50 per share (amended on June 2, 1998 to $3.25) or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Four Year $3.75 Warrants are exercisable for a four year period at the lesser of $3.75 per share or the lowest conversion price of the Series C Preferred Stock. Conversion of the Series C Preferred Stock and exercise of the Four Year $3.75 Warrants is subject to the issuance of a maximum of 3,285,438 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 3,285,438 shares, the holders of Series C Preferred Stock and Four Year $3.75 Warrants remaining outstanding if and when 3,285,438 shares have been issued will have the right to demand redemption of the Series C Preferred Stock at $1,250 per share plus accrued dividends and to demand redemption of the Four Year $3.75 Warrants at the pre-tax profit such holders would have realized had the Four Year $3.75 Warrants been exercised at the time redemption is demanded. Further, the Company has the right, upon notice to the holders, to redeem any Series C Preferred Stock submitted for conversion at a price or $2.75 of less at 125% of the principal amount of such Series C Preferred Stock plus accrued and unpaid dividends. The Series C Preferred Stock pays dividends at 7% per annum payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. On June 2, 1998, at the Annual Stockholders Meeting, the shareholders approved a proposal for the issuance of shares in excess of 3,285,438.

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

On June 2, 1998, the Company approved the issuance of 266,875 $6.00 and 266,875 $6.75 Warrants. The $6.00 Warrants and $6.75 Warrants were issued as an inducement for early exercise by the holders of certain $3.00 Warrants and are exercisable to the extent of one $6.00 Warrant and one $6.75 Warrant for each $3.00 Warrant previously exercised. The $6.00 Warrants and $6.75 Warrants are exercisable for a period of one year commencing June 8, 1998 to purchase Common Stock at $6.00 and $6.75 per share, respectively. Exercise of the $6.00 Warrants and $6.75 Warrants is subject to the restrictions that the holders, individually, will not beneficially own in excess of 4.99% of the Company's Common Stock following any exercise. Exercise of the $6.00 Warrants and $6.75 Warrants is also subject to amendment of the Company's Certificate of Incorporation to increase the authorized shares of Common Stock to provide for an adequate number of authorized and unissued shares of Common Stock to permit the exercise or conversion of all outstanding convertible securities.

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

Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, the Company presently has no sources of financing or commitments to provide financing. A total of 370,000 Class A Warrants issued in connection with the Company's initial public offering were outstanding and exercisable at June 30, 1998. Such warrants are exercisable to purchase two shares of common stock each for a price of $9.00, or $4.50 per share. The warrants are exercisable until April of 1999 unless earlier called. The Company may call the warrants if the closing bid price of the common stock equals or exceeds $9.00 for a period of twenty consecutive trading days. Exercise of the warrants would provide gross proceeds to the Company of approximately $3.3 million and result in the issuance of 0.7 million shares. There can be no assurance, however, when, if ever, any or all of the warrants will be exercised.

In addition to its funding requirements to support ongoing operations, the Company has committed substantial capital resources to implementation of the Company's strategic initiative known as "Vision 2000." The focus of Vision 2000 is to position the Company as a leading participant in the global energy market and in the nuclear facility decommissioning and site revitalization market. The development and initial implementation of Vision 2000 initiatives have required substantial capital expenditures on the Company's part and can be expected to continue to require substantial capital expenditures in the future. In particular, the Company's first energy project, the Miravalle Power Project in El Salvador, is expected to cost approximately $55 million to develop and will require substantial funding beyond that which the Company can presently provide. The Company has entered into discussions with several potential equity investors in the Miravalle Power Project. The Company is also in discussion with a major project financing source with respect to the provision of debt financing for the balance of the cost above the contributions of the Company and its equity partner. The Company's ability to successfully bring the Miravalle Power Project on line and implement its other Vision 2000 initiatives is substantially dependent upon its ability to secure project financing and other financing. While the Company believes that it will be able to attract adequate financing to develop the Miravalle Power Project and its other anticipated projects, the Company has no definitive commitments to provide financing for those projects and there is no assurance that such financing will be available. Other than funding Vision 2000 initiatives and the Company's bonding and other job costs, the Company does not anticipate any substantial demands on the liquidity or capital resources of the Company during the following twelve months.

Subsequent to June 30, 1998, on August 11, 1998, the Company sold 1,500 shares of Series RR 6% Convertible Preferred Stock. The securities were issued to one accredited investor. The aggregate sales price of such securities was $1,500,000. Commissions totaling 10% were paid in connection with the placement. The Series RR Preferred Shares are convertible into Common Stock at the lesser of (i) $2.25 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. Conversion of the Preferred Shares is subject to the issuance of a maximum of 3,600,000 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 3,600,000 shares, the holders of Preferred Shares remaining outstanding if and when 3,600,000 shares have been issued will have the right to demand redemption of the Preferred Shares at 120% of the principal balance outstanding. Further, the holder of the Preferred Shares has the right to demand redemption of any Preferred Shares remaining outstanding in the event that (1) the Company carries out a placement of common stock or securities convertible into common stock on or before the effective date of a registration statement to be filed covering the shares underlying the Preferred Shares and
(2) the holder elects not to exercise its right of first refusal with respect to such securities. In the event the holder exercises its redemption right in connection with a subsequent offering, the Company is obligated to redeem the remaining Preferred Shares for (1) cash in an amount equal to 125% of the principal balance outstanding plus accrued dividends and (2) in the event the Company's common stock is trading above $3.25 at the time of redemption, the issuance of up to 461,539 two year warrants exercisable at $3.25 per share. The Preferred Shares pay an annual dividend of 6% payable semi-annually or on conversion or at redemption in cash or Common Stock, at the Company's option.

Management believes that the Company's working capital, combined with the expected receipt of funds from the resolution of certain change orders and litigation, is sufficient to meet the Company's anticipated needs, other than project financing requirements discussed above, for at least the following twelve months, including the performance of all existing contracts of the Company. However, as the Company is presently pursuing bids on multiple large projects and there is no assurance as to the timing or amount of the receipt of funds from change orders, litigation or other sources, the Company may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs. While the Company is conducting ongoing discussions with various potential lenders with a view to establishing available bank lines of credit if and when needed to support future growth, the Company presently has no commitments from any bank or other lender to provide financing if such financing becomes necessary to support growth.

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

At June 30, 1998, the Company was on-site on projects with a total left in value of services yet to be performed of $21 million. The largest project on which the Company was on-site at June 30, 1998 was the Bechtel Jacobs project with an approximate value of services to be performed of $6 million. The contract is expected to be fully completed by the end of 1998.

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

In addition to remediation and plant relocation projects on which the Company is presently bidding or negotiating, the Company during 1997 entered the energy production and services market. The Company expects to begin energy projects and nuclear decommissioning projects at various prospects by as early as the second half of 1998. In addition to the El Salvador Power Project, the Greifswald Nuclear Plant Decommissioning and Site Revitalization Project and the Georgia Power Project described in the Company's Form 10-K for the year ended December 31, 1997, the Company, through August 15, 1998, had entered into preliminary agreements with respect to the development and operation of (i) a 200-ton per day industrial waste processing and energy production facility in Taipei, Taiwan; and (ii) a 1,750 ton per day municipal and industrial waste-to-energy power plant in Szczecin, Poland.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Not Applicable.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities

     (a) On August 11, 1998, the Company sold 1,500 shares of Series RR 6% Convertible Preferred Stock.

     (b)  The securities were issued to one accredited investor.

     (c)  The  aggregate   sales  price  of  such   securities  was  $1,500,000.
          Commissions totaling 10% were paid in connection with the placement.

     (d) The securities were offered pursuant to Regulation D. The offer was directed exclusively to a single accredited investor without general solicitation or advertising and based on representations from the investor that such investor was acquiring for investment. The securities bear legends restricting the resale thereof.

     (e) The Series RR Preferred Shares are convertible into Common Stock at the lesser of (i) $2.25 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. Conversion of the Preferred Shares is subject to the issuance of a maximum of 3,600,000 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 3,600,000 shares, the holders of Preferred Shares remaining outstanding if and when 3,600,000 shares have been issued will have the right to demand redemption of the Preferred Shares at 120% of the principal balance outstanding. Further, the holder of the Preferred Shares has the right to demand redemption of any Preferred Shares remaining outstanding in the event that (1) the Company carries out a placement of common stock or securities convertible into common stock on or before the effective date of a registration statement to be filed covering the shares underlying the Preferred Shares and (2) the holder elects not to exercise its right of first refusal with respect to such securities. In the event the holder exercises its redemption right in connection with a subsequent offering, the Company is obligated to redeem the remaining Preferred Shares for (1) cash in an amount equal to 125% of the principal balance outstanding plus accrued dividends and (2) in the event the Company's common stock is trading above $3.25 at the time of redemption, the issuance of up to 461,539 two year warrants exercisable at $3.25 per share. The Preferred Shares pay an annual dividend of 6% payable semi-annually or on conversion or at redemption in cash or Common Stock, at the Company's option.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  On  June  2,  1998,  an  annual   meeting  of   shareholders   of  IDM
          Environmental Corp. was held.

     (b) The following directors were elected (by the vote indicated) at such meeting:

               Michael Killeen         13,161,337  For   887,379  Withheld
               Mark Franceschini       13,096,937  For   951,779  Withheld
               Richard Keller          13,188,287  For   860,429  Withheld
               Robert McGuinness       13,172,537  For   876,179  Withheld

     In addition to the foregoing directors, Joel Freedman, Frank Falco and Frank Patti continued to serve as directors following the meeting.

     (c) In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

          (i) Approval of amendment to Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 75,000,000 shares (12,315,926 For, 1,573,675 Against,
               159,115 Abstain)

          (ii) Approval  of  adoption  of  the  IDM  Environmental   Corp.  1998
               Comprehensive   Stock  Option  and  Award  Plan  (3,551,223  For,
               1,654,610 Against, 156,770 Abstain)

          (iii)Approval of issuances of shares in excess of 3,285,438 on conversion of outstanding Series C Preferred Stock and Warrants (3,749,593 For, 1,491,895 Against, 121,115 Abstain) Item 6.
               Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No. Description

          4.1  Certificate of  Designation  of Series RR  Convertible  Preferred
               Stock

          10.1 Registration Rights Agreement dated August 10, 1998 with The Isosceles Fund Limited

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IDM ENVIRONMENTAL CORP.


Dated:  August 19, 1998                     By: /s/ Joe Freedman
                                               ------------------------------
                                               Joel Freedman, President


Dated:  August 19, 1998                     By: /s/ Michael B. Killeen
                                               ------------------------------
                                               Michael B. Killeen, Principal
                                               Financial and Accounting Officer