Form 10-Q
period 1998-09-30
IDM ENVIRONMENTAL CORP
filed 1998-11-20
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.


                           Commission File No. 0-23900


                             IDM ENVIRONMENTAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New Jersey                                       22-2194790
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

               396 Whitehead Avenue, South River, New Jersey 08882
               ---------------------------------------------------
                    (Address of principal executive offices)



                                 (732) 390-9550
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

     As of November 17, 1998, 25,828,174 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    ----------------------------------------
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets - September 30, 1998
            and December 31, 1997.......................................   1

            Consolidated Statements of Operations - For the nine
            months ended September 30, 1998 and September 30, 1997......   2

            Consolidated Statement of Operations - For the three months
            ended September 30, 1998 and September 30, 1997.............   3

            Consolidated Statements of Cash Flows - For the nine months
            ended September 30, 1998 and September 30, 1997.............   4

            Notes to Consolidated Financial Statements..................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk..  19

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings............................................ 19

   Item 6.  Exhibits and Reports on Form 8-K............................. 20

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,     December 31,
                                                                                        1998             1997
                                                                                   -------------     ------------

ASSETS
Current Assets:
     Cash and cash equivalents                                                    $   484,619     $   602,242
     Accounts receivable                                                            3,992,938       4,094,408
     Notes receivable - current                                                       108,805         116,457
     Inventory                                                                        582,517         582,517
     Costs and estimated earnings in excess of billings                               705,402         455,823
     Bonding deposits                                                                       -           9,157
     Due from officers                                                                481,872         369,541
     Prepaid expenses and other current assets                                      1,124,340       1,433,068
                                                                                  ------------     -----------
         Total Current Assets                                                       7,480,493       7,663,213

Investments in and Advances to Unconsolidated Affiliates                            2,507,233       3,453,309
Investment in Affiliate, at cost                                                    1,893,125       1,715,000
Notes Receivable - long term                                                        1,381,155       1,381,155
Debt Discount and Issuance Costs                                                      174,400       4,610,166
Deferred Income Taxes                                                               4,570,000       4,170,000
Property, Plant and Equipment                                                       3,269,788       3,277,116
Other Assets                                                                          880,746         880,746
                                                                                  ------------     -----------
                                                                                 $ 22,156,940    $ 27,150,705
                                                                                  ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                          $     341,913     $ 3,566,393
     Accounts payable and accrued expenses                                          6,311,894       5,159,635
     Billings in excess of costs and estimated earnings                                91,507          86,604
                                                                                  ------------     -----------
         Total Current Liabilities                                                  6,745,314       8,812,632

Long-Term Debt                                                                        125,495         258,686
                                                                                  ------------     -----------
         Total Liabilities                                                          6,870,809       9,071,318
                                                                                  ------------     -----------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, authorized 75,000,000 shares $.001 par value, issued
      and outstanding 21,524,183 in 1998 and 14,513,073 in 1997                        21,524          14,513
     Additional paid-in capital                                                    54,664,941      38,497,705
     Convertible preferred stock, authorized 1,000,000 shares $1.00 par value
     Series B, Issued and outstanding 0 in 1998 and 270 shares in 1997,
       stated at conversion value of $10,000 per share                                      -       2,700,000
     Series C, Issued and outstanding 1,104 shares, stated at conversion
        value of $10,000 per share                                                  1,104,000               -
     Series RR, Issued and outstanding 1,200 shares, stated at conversion value of $10,000 per share less unamortized beneficial conversion
        feature of $200,000                                                         1,000,000               -
     Retained earnings (deficit)                                                  (41,504,334)    (23,132,831)
                                                                                  ------------     -----------
                                                                                   15,286,131      18,079,387
                                                                                  ------------     -----------
                                                                                 $ 22,156,940    $ 27,150,705
                                                                                  ============     ===========

---------------------------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    For the Nine Months Ended September 30,
                                                                             1998             1997
                                                                      ----------------   --------------


Revenue:
     Contract income                                                    $14,547,358     $13,163,032
     Sale of equipment                                                            -          28,550
                                                                        ------------     -----------
                                                                         14,547,358      13,191,582
                                                                        ------------     -----------
Cost of Sales:
     Direct job costs                                                    15,843,676      12,311,445
     Cost of equipment sales                                                      -          22,413
                                                                        ------------     -----------
                                                                         15,843,676      12,333,858
                                                                        ------------     -----------
Gross Profit (loss)                                                      (1,296,318)        857,724
                                                                        ------------     -----------
Operating Expenses:
     General and administrative expenses                                  8,774,586       5,835,451
     Depreciation and amortization                                          483,328         539,412
                                                                        ------------     -----------
                                                                          9,257,914       6,374,863
                                                                        ------------     -----------
Loss from Operations                                                    (10,554,232)     (5,517,139)

Other Income (Expense)
     Interest income(Expense)                                            (4,418,305)       (252,674)
                                                                        ------------     -----------
Loss before Credit for Income Taxes                                     (14,972,537)     (5,769,813)

Credit for Income Taxes                                                    (400,000)     (1,000,000)
                                                                        ------------     -----------
Net Loss                                                                (14,572,537)     (4,769,813)

Preferred Stock Dividends including $3,630,000 and $1,109,589 amortization of  beneficial conversion feature in 1998 and 1997.
     Total amounts of $3,830,000 and $1,109,589 for 1998 and 1997         3,798,966       1,236,847
                                                                         ------------     ----------
Net Loss on Common Stock                                               ($18,371,503)    ($6,006,660)
                                                                         ============     ==========
Loss per Share:
     Basic Loss per share                                                    ($1.03)         ($0.59)
                                                                         ============     ==========
     Diluted Loss per share                                                  ($1.03)         ($0.59)
                                                                         ============     ==========
     Basic common shares outstanding                                     17,802,210      10,173,582
                                                                         ============    ===========
     Diluted common shares outstanding                                   17,802,210      10,173,582
                                                                         ============    ===========

----------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           For the Three Months Ended September 30,
                                                                                       1998            1997
                                                                                   -----------      ----------

Revenue:
     Contract income                                                               $4,531,809      $5,368,831
     Sale of equipment                                                                      -               -
                                                                                   ------------    -----------
                                                                                    4,531,809       5,368,831
                                                                                   ------------    -----------
Cost of Sales:
     Direct job costs                                                               4,349,328       4,931,358
     Cost of equipment sales                                                                -               -
                                                                                   ------------    -----------
                                                                                    4,349,328       4,931,358
                                                                                   ------------    -----------
Gross Profit (Loss)                                                                   182,481         437,473
                                                                                   ------------    -----------
Operating Expenses:
     General and administrative expenses                                            2,393,864       1,804,723
     Depreciation and amortization                                                    165,082         163,571
                                                                                   ------------    -----------
                                                                                    2,558,946       1,968,294
                                                                                   ------------    -----------
Loss from Operations                                                               (2,376,465)     (1,530,821)

Other Income (Expense):
     Interest income (expense)                                                        (95,621)       (290,208)
                                                                                   ------------    -----------
Loss before Credit  for Income Taxes                                               (2,472,086)     (1,821,029)

Credit for Income Taxes                                                                     -        (320,000)
                                                                                   ------------    -----------
Net Loss                                                                           (2,472,086)     (1,501,029)

Preferred Stock Dividends including $300,000 and $265,068
     amortization of beneficial conversion feature in 1998 and 1997.
     Total amount of $3,830,000 and $1,109,589 for 1998 and 1997                      351,923         312,785
                                                                                   ------------    -----------
Net Loss on Common Stock                                                          ($2,824,009)    ($1,813,814)
                                                                                   ============    ===========
Loss per Share:
     Basic Loss per share                                                              ($0.15)        ($0.16)
                                                                                   ============    ===========
     Diluted Loss per share                                                            ($0.15)        ($0.16)
                                                                                   ============    ===========
     Basic common shares outstanding                                               19,132,125      11,296,671
                                                                                   ============    ===========
     Diluted common shares outstanding                                             19,132,125      11,296,671
                                                                                   ============    ===========

--------------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               For the Nine Months Ended September 30,
                                                                                     1998             1997
                                                                                  ----------       -----------

Cash Flows from Operating Activities:
     Net loss                                                                   ($14,572,537)     ($4,769,813)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Deferred income taxes                                                      (400,000)      (1,000,000)
         Depreciation and amortization                                                479,656         539,412
         Amortization of debt discount and issuance costs                           4,357,013         206,849
         Compensation cost of consultant stock options                              1,871,400               -
         Decrease (Increase) In:
           Accounts receivable                                                        101,470        (963,182)
           Notes receivable                                                             7,652         (39,014)
           Costs and estimated earnings in excess of billings                        (249,579)      1,947,676
           Prepaid expenses and other current assets                                  308,728        (498,080)
           Bonding deposits                                                             9,157          46,474

         Increase (Decrease) In:
           Accounts payable and accrued expenses                                    1,573,327      (2,768,679)
           Billings in excess of costs and estimated earnings                           4,903          73,568
                                                                                   ------------     -----------
             Net cash used in operating activities                                 (6,508,810)     (7,224,789)
                                                                                   ------------     -----------
Cash Flows from Investing Activities:
     Acquisition of property, plant and equipment                                    (472,328)        (39,820)
     Proceeds from disposal of property, plant and equipment                                -          22,368
     Investment in and advances to unconsolidated affiliates                          946,076               -
     Acquisition of other assets                                                     (178,125)              -
     Loans and advances to officers                                                  (112,331)        (43,093)
                                                                                   ------------     -----------
         Net cash provided by (used in)  in investing activities                      183,292         (60,545)
                                                                                   ------------     -----------
Cash Flows from Financing Activities:
     Net proceeds from convertible notes issuance                                           -       2,780,000
     Net proceeds from convertible preferred stock issuance                         4,590,000       2,722,500
     Principal payments on long-term debt                                            (488,912)       (474,800)
     Long term debt borrowing                                                         156,238         938,993
     Preferred stock dividends                                                       (168,966)       (127,258)
     Proceeds from exercise of stock options and warrants                           2,119,535       5,693,015
                                                                                   ------------     -----------
         Net cash provided by financing activities                                  6,207,895      11,532,450
                                                                                   ------------     -----------
Increase (Decrease) in Cash and Cash Equivalents                                     (117,623)      4,247,116

Cash and Cash Equivalents, beginning of period                                        602,242       1,001,254
                                                                                   ------------     -----------
Cash and Cash Equivalents, end of period                                           $  484,619      $5,248,370
                                                                                   ============     ===========

---------------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)



                                                                          For the Nine Months Ended September 30,
                                                                                1998            1997
                                                                             -----------     -----------

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the year for:
         Interest                                                              $249,648       $231,707
                                                                               =========      =========
         Income taxes                                                                 -              -
                                                                               =========      =========
Supplemental Disclosure of Noncash Investing and Financing Activities:

     Conversion of convertible promissory notes to common stock              $3,025,000              -
                                                                              ==========      =========
     Beneficial conversion feature of debt discount on convertible notes              -      $4,718,750
                                                                              ==========      =========
     Conversion of preferred stock to common stock                           $5,496,000     $   300,000
                                                                              ==========      =========
     Beneficial conversion feature of convertible preferred stock            $3,830,000      $1,109,589
                                                                              ==========      =========

-------------------------------------------------------------------------------------------------------

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

     In November of 1996, a shareholder filed a class action lawsuit against the Company and certain directors and officers of the Company. The suit, filed in the Superior Court of New Jersey, Middlesex County, as subsequently amended in June 1997, alleges that the Company disseminated false and misleading financial information to the investing public between March 8, 1996 and November 18, 1996 and sought damages in an unspecified amount to compensate investors who purchased the Company's securities between the indicated dates, as well as the disgorgement of profits allegedly received by some of the individual defendants from sales of common stock during that period. A written settlement agreement has been executed by plaintiff's counsel on behalf of the class. The matter was settled and finally resolved with the payment of $1,125,000 to the class. The entire settlement sum was paid by the Company's director's and officer's ("D&O") insurance policy carrier pursuant to the obligations owed by the carrier under the Company's existing D&O policy. The settlement covered the class period March 8, 1996 to June 5, 1997. The settlement, as expressly reflected in the settlement documents, has been made as a business accommodation only, and neither the Company, nor any director, officer or employee of the Company has admitted or will admit any wrong doing of any kind. With the closing of the settlement, the action was dismissed with prejudice and the Company and each of the individuals who have been named as defendants were released from any and all claims for the entire class period.

     In April of 1997, The Company and it's subsidiary, Global Waste & Energy, Inc., were named as co-defendants in a cause of action styled Enviropower Industries, Inc. v. IDM Environmental Corp., Global Waste & Energy, Inc., et al filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 9701-04774). The plaintiff, Enviropower (formerly known as Continental Waste Conversion International, Inc.), alleged that the license granted to the Company to utilize and market Enviropower's proprietary gasification technology was granted without proper corporate authority due to the lack of shareholder approval. The plaintiff has asserted the subsequent employment by Global Waste & Energy of two former officers of Enviropower as a basis for its allegations. Enviropower sought to have the license and all other agreements between Enviropower and the Company declared null and void in addition to seeking damages for alleged lost profits and other unspecified damages. In June of 1997, the Company filed a separate cause of action against Enviropower seeking injunctive relief against Enviropower, seeking to enforce the agreements with Enviropower and to collect amounts owed to the Company by Enviropower. On September 19, 1997, the Company was awarded an interim injunction against Enviropower recognizing it's exclusive rights to the licensed technology throughout the pendency of the action and until further order of the court. Enviropower has since filed for protection under Canadian bankruptcy laws, staying all proceedings between the Company and Enviropower. The Company is awaiting a determination by the Trustee for Enviropower as to his intent with respect to liquidation of the bankruptcy estate. The injunction order entered in the Company's favor protecting it's exclusive right to the technology remains in full force and effect.

     In July of 1998, the Company, it's subsidiary, Global Waste & Energy and certain affiliates and officers were named as co-defendants in a cause of action styled Kasterka Vrtriebs GmbH v. IDM Environmental Corp., et al, filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The plaintiff, Kasterka, has alleged that the Company and it's affiliates breached a marketing agreement that had been entered between Kasterka and Enviropower. The plaintiff has alleged that the defendants failed to supply the required plans and specifications relating to the gasification technology originally developed by Enviropower and that, as a result, Kasterka was unable to manufacture and market gasification units in the territories designated in the marketing agreement. Kasterka has asserted a variety of claims for damages in the aggregate amount of approximately $42 million. The Company believes the suit is without merit and intends to vigorously contest the cause of action.

     In September of 1998, the Company was named as a defendant in a cause of action styled Balerna Concrete Corporation, et al. v. IDM Environmental Corp., et al, filed in the United States District Court of Massachusetts
     (Case No. 98CV11883ML). The plaintiffs alleged that the Company, and others, engaged in a pattern of illegal conduct to divert funds from the plaintiffs through the operation of a concrete finishing business. The plaintiffs have asserted various claims under RICO, common law fraud, conversion, breach of contract and others basis seeking damages in an amount to be determined by the court. The Company believes the suit is without merit and intends to vigorously contest the cause of action.

3.   CONVERTIBLE  PREFERRED  STOCK  SERIES C,  "LOCK-UP  WARRANTS"  AND  "RELOAD
     WARRANTS"

     On February 13, 1998, the Company sold 3,600 shares of Series C 7% Convertible Preferred Stock and 2,350,000 Four Year $5.00 Warrants (amended on June 2, 1998 to $3.75). The securities were issued to five accredited investors. The aggregate sales price of such securities was $3,600,000. Commissions totaling 10% were paid in connection with the placement. The securities were offered pursuant to Regulation D. The offer was directed exclusively to a limited number of accredited investors without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment The securities bear legends restricting the resale thereof. The Series C Preferred Stock is convertible into Common Stock at the lesser of (i) $4.50 per share (amended on June 2, 1998 to $3.25) or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Four Year $3.75 Warrants are exercisable for a four year period at the lesser of $3.75 per share or the lowest conversion price of the Series C Preferred Stock. Conversion of the Series C Preferred Stock and exercise of

3. CONVERTIBLE PREFERRED STOCK SERIES C, "LOCK-UP WARRANTS" AND "RELOAD WARRANTS" (Continued)

     the Four Year $3.75 Warrants was subject to the issuance of a maximum of 3,285,438 shares of Common Stock on conversion unless the shareholders of the Company approved issuance beyond that level upon conversion. On June 2, 1998, at the Annual Stockholders' Meeting, the shareholders approved a proposal for the issuance of shares in excess of 3,285,438. Further, the Company has the right, upon notice to the holders, to redeem any Series C Preferred Stock submitted for conversion at a price of $2.75 or less of 125% of the principal amount of such Series C Preferred Stock plus accrued and unpaid dividends. The Series C Preferred Stock pays dividends at 7% per annum payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option.

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

4.   CONVERTIBLE PREFERRED STOCK SERIES RR

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

5.   EARNINGS PER SHARE

     The Company is calculating earnings per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the Company's common stock and the applicable conversion rate on the convertible preferred stock (note payable) as a dividend (interest expense) at the issue date and amortize from the issue date of the convertible security. Earnings per share as reported for each of the periods ended September 30, 1997 and 1998 reflect the following:

     -- The beneficial conversion feature of the Series B preferred stock was $1,109,589 and was amortized as a dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.

     -- The beneficial conversion feature of the Company's convertible notes and related warrants was $4,818,750 and was recorded as additional interest expense from August 13, 1997, the issue date of the convertible notes, to March 4, 1998, the date the last convertible note was converted into common stock.

     -- The beneficial conversion feature of the Series C preferred stock and related warrants was $3,330,000 and was amortized as a dividend from the issue date, February 13, 1998, to June 22, 1998, the date the Registration Statement of the underlying stock was declared effective.

     -- The beneficial conversion feature of the series RR preferred stock was $500,000 and is being amortized as a dividend from the issue date August 11, 1998, to November 12, 1998, the date the Registration Statement of the underlying stock was declared effective.

6.   STOCKHOLDERS' EQUITY

     In June of 1998, the Company amended its Certificate of Incorporation increasing the number of authorized shares of common stock from 30 million to 75 million shares.

     During the nine month period ended September 30, 1998, convertible securities were converted resulting in the issuance of common stock as follows:

     -- the remaining 270 shares of Series B Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 1,359,441 shares of common stock.

     -- the remaining $3,025,000 of 7% Convertible Notes were converted, resulting in the issuance of an aggregate of 1,152,669 shares of common stock. Debt discount of $4,205,886 was amortized as additional interest expense on the convertible notes during the six months ended June 30, 1998. The unamortized balance of deferred issuance costs of $260,223 were charged to paid in capital upon conversion of the convertible notes to common stock.

     -- 2,496 shares of Series C Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 2,921,792 shares of common stock. $167,495 of unamortized deferred issuance costs associated with these conversions was charged to paid in capital upon the conversion of the convertible preferred stock to common stock.

     -- 300 shares of Series RR Convertible Preferred Stock were converted, resulting in the issuance of 681,689 shares of common stock. $27,878 of unamortized deferred issuance costs associated with these conversions was charged to paid in capital upon the conversion of the convertible preferred stock to common stock.

     -- 686,662 Class A Warrants were exercised resulting in net proceeds to the Company of $1,484,417; 288,750 Three Year Warrants were exercised resulting in net proceeds to the Company of $629,063; and, 2,027 stock options were exercised resulting in proceeds to the Company of $4,054.

7.   CONSULTANT STOCK OPTIONS

     During the nine months ended September 30, 1998, the Company granted immediately exercisable options to consultants to purchase 1,220,000 shares of common stock at the market price of the Company's common stock at the date of grant. The Company recorded a non-cash compensation expense of $1,871,400 during the first quarter in connection with the grant of those options.

8.   SUBSEQUENT EVENTS

     Due from Officers
     -----------------

     From time to time the Company has made loans and advances to the two principal shareholders, directors and officers of the Company. Subsequent to September 30, 1998, Frank Falco, Chairman of the Board of Directors and Chief Operating Officer of the Company, paid the Company $490,000, which represented payment in full of all amounts due from officers to the Company.

     Amendment of Warrants
     ---------------------

     Subsequent to September 30, 1998, the Company and certain warrant holders agreed to amend the terms of certain $3.00 Warrants, Lock-Up Warrants and Reload Warrants to reduce the exercise price of those warrants for certain warrant holders who had indicated a willingness to exercise currently outstanding warrants. Pursuant to such agreement, the exercise price of those warrants was reduced to $0.33 per share until December 31, 1998, and $1.00 thereafter, and the Company obtained the right to call the warrants for redemption.

     In total, the exercise prices were reduced on 1,176,513 of the three year $3.00 Warrants associated with the August 1997 convertible note issuance, 670,000 of the three year $4.50 Lock-Up warrants, 157,500 of the one year $6.00 Reload Warrants, and 157,500 of the $6.75 Reload Warrants.

     Conversion of Preferred Shares
     ------------------------------

     Subsequent to September 30, 1998, as of November 19, 1998, shares of Series C Preferred Stock and Series RR Preferred Stock were converted as follows:

     -- the remaining 1,104 shares of Series C Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 3,485,682 shares of common stock

     -- 350 shares of Series RR Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 1,302,634 shares of common stock

     Loans by Warrant Holders
     ------------------------

     Subsequent to September 30, 1998, the holders of certain $3.00 Warrants, Lock-Up Warrants and Reload Warrants loaned $671,023 to the Company. The loans may be credited against the exercise price of those Warrants.

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

Three Months ended September 30, 1998 Compared with Three Months ended September 30, 1997

The Company's total revenues decreased by approximately 15.6% from $5,369,000 for the quarter ended September 30, 1997 to $4,532,000 for the quarter ended September 30, 1998. The decrease in contract service revenues in 1998 from 1997 is primarily attributable to a decrease in volume of projects from our Boston office which produced revenues of approximately $1 million during the third quarter of 1997 as compared to approximately $100,000 for the third quarter of 1998.

Direct job costs decreased by approximately 11.8% from $4,931,000 for the quarter ended September 30, 1997 to $4,349,000 for the same period in 1998. The decrease in job costs was primarily attributable to the reduction in project volume from our Boston office. The primary elements of such decrease in job costs were job salaries and materials and supplies.

While total revenues decreased by 15.6% for the quarter, general and administrative expenses increased 32.6% from $1,805,000 during the quarter ended September 30, 1997 to $2,394,000 during the same period in 1998. The increase in general and administrative expense was primarily attributable to (1) a $154,000 audit refund of workers compensation insurance which reduced general and administrative expense in 1997, (2) a $250,000 increase in professional fees in 1998 as compared to the same period in 1997, and (3) increased salary expense, office expense and travel and entertainment expenses related to increased activity on foreign projects.

In addition to its operating income and expenses, the Company reported net interest expense of $96,000 for the quarter ended September 30, 1998 as compared to net interest expense of $290,000 for the same period in 1997. The decrease in net interest income/expense was attributable to $206,000 in interest expense recorded on the convertible notes and related warrants in 1997. This amount represented the amortization of the beneficial conversion feature of the convertible notes and warrants.

As a result of the foregoing, the Company reported a loss before taxes of $2,472,000 and a net loss of $2,472,000 for the quarter ended September 30, 1998 as compared to a loss before taxes of $1,821,000 and a net loss of $1,501,000 for the same quarter in 1997.

The net loss attributable to common stock was increased by the preferred stock dividends totaling $52,000 in 1998 and $48,000 in 1997, and an accounting "deemed dividend" of $300,000 and $265,000 in 1998 and 1997 arising from the amortization of the beneficial conversion feature of the Company's Preferred Stock. The Company is calculating earning per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that, the Company reflect the difference between the market price of the Company=s common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaled $3,830,000 and $1,109,589 in 1998 and 1997, respectively) and amortize the dividend over a 180 day period from the issue date for the Series B Preferred Stock and to the date the registration statement became effective for the Series RR Preferred Stock.

Nine Months ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

Total revenues increased by approximately 10.3% from $13,192,000 for the nine months ended September 30, 1997 to $14,547,000 for the same period in 1998. Contract service income increased during the period by 10.5% from $13,163,000 in 1997 to $14,547,000 in 1998. The increase in contract service income for the nine months was primarily attributable to an increase in volume of projects from our Oak Ridge office which produced revenues during the first half of 1998 of approximately $2 million greater than in the first half of 1997. The increase in revenues from Oak Ridge projects was partially offset by the decrease in revenues from our Boston office in the third quarter of 1998.

Surplus equipment revenues decreased from $29,000 in the nine months ended September 30, 1997 to $0 for the same period in 1998.

Direct job costs increased by approximately 28.7% from $12,311,000 for the nine months ended September 30, 1997 to $15,844,000 for the same period in 1998. The increase in job costs was primarily attributable to unforeseeable developments on the Company's Boston State Hospital and East Dam projects which resulted in negative gross margin from those projects of $1.9 million dollars on total contract revenues of $4.8 million dollars in the second quarter of 1998. The primary elements of such increase in job costs were job salaries and material and supplies.

The Company is a subcontractor to the prime contractor on the Boston State Hospital project. The Company, in turn, subcontracted with Dockside Dismantling Corporation ("Dockside"). Dockside defaulted on it's subcontract with the Company and abandoned the work for which it was, and remains, responsible. In addition, on or about May 27, 1998, the project owner's consulting engineer notified the Company of the claim of certain work deficiencies for which Dockside and, derivatively, the Company are allegedly responsible. The Company has estimated the additional costs to complete and to correct Dockside's work to be in excess of $1.2 million dollars and recorded job costs in this amount in it's financial statements for the second quarter of 1998. The Company made an immediate claim against the bond ($500,000 performance and $500,000 payment) provided by Dockside's surety company. The surety company has disclaimed coverage and the issue of the enforceability of the bond is now the subject of litigation pending in Federal Court in the Commonwealth of Massachusetts. Trial is now scheduled in the matter for February 1999. The Company expects to receive payment for and recognize revenues for the work performed in subsequent periods. These revenues have not been recognized in the financial statements.

With respect to the East Dam project, upon transition from the north end to the south end of the dam, the estimated drill footage of the project was substantially reduced compared to the bid package for the project. As a result, the total estimated revenues from the project was reduced from approximately $20 million to approximately $15 million. The impact on the financial statements for the second quarter was approximately a negative $700,000 in gross margin. While the project is still expected to show a profit, increased costs during the second quarter for unapproved change orders and a revised estimate of lower revenues decreased the expected gross margin significantly. In accordance with conservative accounting principles, all costs have been recognized, while expected revenues from unapproved change orders and claims will be recognized in subsequent periods when they are received. The Company submitted a claim on this project in excess of ten million dollars.

The cost of equipment sales decreased from $22,000 in 1997 to $0 in 1998.

General and administrative expenses increased 50.4% from $5,835,000 during the nine months ended September 30, 1997 to $8,775,000 during the same period in 1998. The increase in general and administrative expense was primarily attributable to a $1.9 million expense recorded in the first quarter of 1998 for options granted to consultants to purchase 1,220,000 shares of common stock of the Company at the market price of the company's common stock at the date of the grant and increase in expenses during the third quarter of 1998 as discussed above.

The Company reported an increase in interest expense from $253,000 for the nine months ended September 30, 1997 to $4,418,000 for the same period in 1998. The increase was attributable to $4,169,000 in interest expense recorded on the convertible notes and warrants in 1998. This amount represented the amortization of the beneficial conversion feature of the convertible notes and warrants.

As a result of the foregoing, the Company reported a loss before taxes of $14,973,000 and a net loss after tax of $14,573,000 for the nine months ended September 30, 1998 as compared to a loss before taxes of $5,770,000 and a net loss after taxes of $4,770,000 for the same period in 1997.

The net loss attributable to common stock was increased by $169,000 and $127,000 in preferred stock dividends and $3,630,000 and $1,110,000 of amortization of the beneficial conversion feature of preferred stock in 1998 and 1997, respectively.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At September 30, 1998, the Company had working capital of approximately $0.7 million, including a cash balance of $0.5 million. This compares to a working capital deficit of $1.1 million and a cash balance of $0.6 million at December 31, 1997. The increase in working capital and decrease in cash is attributable to (1) the conversion to common stock of $3,025,000 in notes payable classified as a current liability at December 31, 1997, (2) the receipt of net proceeds of $3,240,000 from the Series C Preferred Stock, (3) the receipt of $1.35 million of net proceeds from the issuance of the Series RR Preferred Stock, and (4) the receipt of $2.1 million from the exercise of warrants and stock options, which was offset by the loss for the period.

Approximately $0.7 million of working capital consisted of unbilled costs and estimated earnings on ongoing projects. Such amounts are expected to be received during 1998 as projects progress with all such amounts being payable to the Company by the completion of such projects.

Also included in the Company's working capital balance at September 30, 1998 was $0.6 million of surplus equipment inventory (net of a $0.9 million valuation reserve) held for sale which gross inventory level was identical to that reported at December 31, 1997. The inventory reflects the Company's sale of substantially all of its surplus equipment inventory, other than generators, to UPE in connection with the formation of a marketing alliance with UPE during 1995. The Company's remaining inventory consists of nineteen (19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated market price of the Company's generator inventory is twelve million dollars. Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items. It is the Company's intent to incorporate this inventory in future projects.

The Company had available at December 31, 1997, approximately $19,775,000 of operating loss carry-forwards that may be applied against future taxable income. $2,350,000 of such losses expire in the year 2010 , $9,225,000 in the year 2011, and the balance the following year. Based on the reported loss to date it will take approximately $13.4 million dollars in future taxable income to recover the reported deferred tax asset of $4,570,000 at September 30, 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and the net operating losses can be carried forward. In determining such projected future taxable income, management has considered the Company's historical results of operation, the current economic environment with the Company's core industries and future business activities which the company has positioned itself. Management believes the company will realize taxable income in future years. However, based on the Company's substantial losses over the past three years, the current contract commitments in the backlog, and carry forward limitations governed by state, federal and foreign tax agencies, management believes it is more likely than not that the Company will not realize its entire net deferred tax asset. A valuation allowance of $6,757,000 has been established by management as a reduction of the Company's deferred tax assets of $11,327,000. Management believes that the net deferred tax asset will be realized through future taxable income, primarily from the substantial revenue to be derived from projects such as the El Salvador Power Project and/or the Greifswald Nuclear Plant Decommissioning/Site Revitalization Project. Management believes that the income generated from these projects will be more than sufficient to realize the deferred tax asset at September 30, 1998.

The Company's accounts receivable increased by 2.5% from 1997 to 1998. Such increase in accounts receivable was attributable to the decrease in revenues during the period. Accounts receivable as a percentage of quarterly revenues was 88.1% and 76.3% in 1998 and 1997, respectively. Year-end receivables as a percentage of fourth quarter revenue increased substantially from 53.0% in 1994 to 103.5% in 1995 and 88% in 1996. The ratio dropped to 53% at December 31, 1994 because the Company received a $4,184,000 payment on a major contract on December 23, 1994. If this payment had been received after year end, the ratio would have been a more comparable 98.4%.

Unbilled revenue as a percentage of quarterly contract income was 0% at December 31, 1993, 31% at December 31, 1994, 56% at December 31, 1995 and 26% at December 31, 1996, 11% at December 30, 1997, and 13% at September 30, 1998. Also,
accounts payable have constantly decreased since 1994 whereas accounts receivable and unbilled revenues have increased substantially during this period. Prior to going public in April 1994, most of the Company's revenues were generated in the private sector. Many of these contracts had substantial initial mobilization payments and generated positive cash flow during the life of the contract. Since then the Company has been successful, as a result of its growth strategy, in obtaining a number of government contracts at major Department of Energy and Department of Defense sites. This work was obtained as a direct result of opening three new regional offices. The experience with these contracts has been negative cash flows until we near contract completion. This is due to the requirement that we submit a schedule and a schedule of values at the beginning of the job and bill according to the percent complete of each item in the schedule of values - not the costs we have incurred. Our jobs of any size are at a risk of being front end cost loaded when there is little progress to report (i.e., we cannot bill until the structure is demolished). The Company is aware of this problem and is trying to remedy it by maximizing mobilization costs in the schedule of values, requiring subcontractors to bill on the same basis and aggressively negotiating better (less front end cost loaded) schedules of values.

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

Other items impacted the Company's cash flows during 1998. The Company carried out several non-cash transactions and transactions with subsidiaries not reflected in the Company's cash flow statements. Among the non-cash transactions entered into during 1998 were (1) the conversion of $3.0 million of convertible preferred stock into common stock and (2) the conversion of $3.025 million of convertible notes payable to common stock. Transactions with subsidiaries during 1998 related principally to the capitalization of various subsidiaries formed to deploy the Company's Kocee Gas Generator technology. At September 30, 1998, the Company had loaned $3.3 million to its 90% owned subsidiary, Global Waste and Energy, Inc. Such loan is repayable on demand with interest at 9.25%.

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

Prior to the completion of the Company's public offering, operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Following the public offering, the Company paid off all of its then existing bank debt. At September 30, 1998, the Company had no bank debt and no significant long-term debt and was funding its operations entirely through cash on hand and operating cash flow.

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

On August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 2,675,000 three year Warrants (the "$3.00 Warrants"). The Convertible Notes were convertible into Common Stock at the lesser of (i) $2.75 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The $3.00 Warrants are exercisable for a three year period at the lesser of $3.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the $3.00 Warrants was subject to the issuance of a maximum of 1,997,130 shares of Common Stock on conversion unless the shareholders of the Company approved issuances beyond that level upon conversion. Shareholder approval of issuances beyond 1,997,130 shares was received on November 4, 1997. Further, the Company had the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes paid interest at 7% payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. In the event that a registration statement covering the shares underlying the Convertible Notes had not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes would increase to 18% and 24%, respectively, from those dates until such a registration statement became effective. The registration statement was declared effective in January 9, 1998. The amount of additional interest expense was $54,500. As of September 30, 1998, all of the Convertible Notes had been converted resulting in the issuance of 1,152,669 shares of common stock.

The value, totaling $4,718,750, of the discounted conversion feature on the Convertible Notes and the value of the $3.00 Warrants has been accounted for as additional interest via a debit to debt discount and a credit to paid-in-capital. The debt discount has been calculated as the fixed discount from the market at the date of sale based upon the common stock's trading price of $4 per share on August 13th. This interest was being amortized over the period from the date of issuance to the date the Convertible Notes were first convertible, January 8, 1998 and for the $3.00 Warrants to June 30, 1998. During 1997, $600,000 was amortized and recorded as interest expense. During 1998, $4,118,750 was charged to interest expense.

On February 13, 1998, the Company sold 3,600 shares of Series C 7% Convertible Preferred Stock (the "Series C Preferred Stock") and 2,350,000 Four Year $5.00 Warrants (amended on June 2, 1998 to $3.75)(the "$3.75 Warrants"). The aggregate sales price of such securities was $3,600,000. Commissions totaling 10% were paid in connection with the placement. The Series C Preferred Stock is convertible into Common Stock at the lesser of (i) $4.50 per share (amended on June 2, 1998 to $3.25) or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The $3.75 Warrants are exercisable for a four year period at the lesser of $3.75 per share or the lowest conversion price of the Series C Preferred Stock. Conversion of the Series C Preferred Stock and exercise of the $3.75 Warrants was subject to the issuance of a maximum of 3,285,438 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 3,285,438 shares, the holders of Series C Preferred Stock and $3.75 Warrants remaining outstanding if and when 3,285,438 shares have been issued will have the right to demand redemption of the Series C Preferred Stock at $1,250 per share plus accrued dividends and to demand redemption of the $3.75 Warrants at the pre-tax profit such holders would have realized had the $3.75 Warrants been exercised at the time redemption is demanded. Further, the Company has the right, upon notice to the holders, to redeem any Series C Preferred Stock submitted for conversion at a price of $2.75 or less at 125% of the principal amount of such Series C Preferred Stock plus accrued and unpaid dividends. The Series C Preferred Stock pays dividends at 7% per annum payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. On June 2, 1998, at the Annual Stockholders Meeting, the shareholders approved a proposal for the issuance of shares in excess of 3,285,438. As of September 30, 1998, 2,496 of the shares of Series C Preferred Stock had been converted resulting in the issuance of an aggregate of 2,921,792 shares of Common Stock. Subsequent to September 30, 1998, as of November 19, 1998, the remaining 1,104 shares of Series C Preferred Stock were converted resulting in the issuance of 3,485,682 shares of Common Stock.

On February 11, 1998, the Company issued 1,270,000 Three Year $4.50 Warrants (the "Lock-Up Warrants"). The Lock-Up Warrants were issued in conjunction with the execution of Lock-Up Agreements by the holders of $3.00 Warrants of the Company whereby the holders of such warrants agreed not to resell any shares underlying those warrants prior to July 30, 1998. The Lock-Up Warrants are exercisable for a three year period at $4.50 per share. On June 2, 1998, the Company approved the issuance of 266,875 $6.00 and 266,875 $6.75 Warrants (the "Reload Warrants"). The Reload Warrants were issued as an inducement for early exercise by the holders of certain $3.00 Warrants and are exercisable to the extent of one $6.00 Warrant and one $6.75 Warrant for each $3.00 Warrant previously exercised. The $6.00 Warrants and $6.75 Warrants are exercisable for a period of one year commencing June 8, 1998 to purchase Common Stock at $6.00 and $6.75 per share, respectively. Exercise of the $6.00 Warrants and $6.75 Warrants is subject to the restrictions that the holders, individually, will not beneficially own in excess of 4.99% of the Company's Common Stock following any exercise.

On August 11, 1998, the Company sold 1,500 shares of Series RR 6% Convertible Preferred Stock. The securities were issued to one accredited investor. The aggregate sales price of such securities was $1,500,000. Commissions totaling 10% were paid in connection with the placement. The Series RR Preferred Shares are convertible into Common Stock at the lesser of (i) $2.25 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. Conversion of the Preferred Shares is subject to the issuance of a maximum of 3,600,000 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 3,600,000 shares, the holders of Preferred Shares remaining outstanding if and when 3,600,000 shares have been issued will have the right to demand redemption of the Preferred Shares at 120% of the principal balance outstanding. Further, the holder of the Preferred Shares has the right to demand redemption of any Preferred Shares remaining outstanding in the event that (1) the Company carries out a placement of common stock or securities convertible into common stock on or before the effective date of a registration statement to be filed covering the shares underlying the Preferred Shares and (2) the holder elects not to exercise its right of first refusal with respect to such securities. In the event the holder exercises its redemption right in connection with a subsequent offering, the Company is obligated to redeem the remaining Preferred Shares for
(1) cash in an amount equal to 125% of the principal balance outstanding plus accrued dividends and (2) in the event the Company's common stock is trading above $3.25 at the time of redemption, the issuance of up to 461,539 two year warrants exercisable at $3.25 per share. The Preferred Shares pay an annual dividend of 6% payable semi-annually or on conversion or at redemption in cash or Common Stock, at the Company's option. As of September 30, 1998, 300 of the shares of Series RR Preferred Stock had been converted resulting in the issuance of an aggregate of 681,689 shares of Common Stock. Subsequent to September 30, 1998, as of November 19, 1998, an additional 350 shares of Series RR Preferred Stock were converted resulting in the issuance of 1,302,634 shares of Common Stock.

Subsequent to September 30, 1998, the Company and certain warrant holders agreed to amend the terms of certain $3.00 Warrants, Lock-Up Warrants and Reload Warrants to reduce the exercise price of those warrants for certain warrant holders who had indicated a willingness to exercise currently outstanding warrants. Pursuant to such agreement, the exercise price of those warrants was reduced to $0.33 per share until December 31, 1998, and $1.00 thereafter, and the Company obtained the right to call the warrants for redemption.

In total, the exercise prices were reduced on 1,176,513 of the $3.00 Warrants, 670,000 of the $4.50 Lock-Up warrants, 157,500 of the $6.00 Reload Warrants, and 157,500 of the $6.75 Reload Warrants. Subsequent to September 30, 1998, the holders of certain $3.00 Warrants, Lock-Up Warrants and Reload Warrants loaned $671,023 to the Company. The loans may be credited against the exercise price of those Warrants.

Also subsequent to September 30, 1998, Frank Falco, Chairman of the Board of Directors and Chief Operating Officer of the Company, paid the Company $490,000, which represented payment in full of all amounts due from officers to the Company.

Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, the Company presently has no sources of financing or commitments to provide financing. A total of 370,000 Class A Warrants issued in connection with the Company's initial public offering were outstanding and exercisable at September 30, 1998. Such warrants are exercisable to purchase two shares of common stock each for a price of $9.00, or $4.50 per share. The warrants are exercisable until April of 1999 unless earlier called. The Company may call the warrants if the closing bid price of the common stock equals or exceeds $9.00 for a period of twenty consecutive trading days. Exercise of the warrants would provide gross proceeds to the Company of approximately $3.3 million and result in the issuance of 0.7 million shares. There can be no assurance, however, when, if ever, any or all of the warrants will be exercised.

In addition to funds used to support ongoing operations, the Company has utilized funds to make various strategic investments during 1998. Funds utilized for strategic investments during 1998 have been principally invested in (1) Seven Star International Holding, Inc. ("7 Star"), (2) Kortman Polonia, and (3) Vision 2000 initiatives.

On January 8, 1998, the Company made a $300,000 payment representing its one half share of the capital of 7 Star. 7 Star is a joint venture between IDM and Jin Xin and is incorporated in The British Virgin Islands. 7 Star has entered into a license agreement with Life International Products, Inc. ("Life") for the right to process, produce, promote and sell Life products in the Peoples Republic of China (including Hong Kong), Taiwan, Indonesia and Singapore. The license agreement requires a minimum royalty of $400,000 for the first year which was paid upon execution of the license agreement.

In November of 1998, the Company paid $500,000 to acquire Kortman Polonia, a Polish company with substantial real estate holdings. The Company has initiated discussions with various real estate developers and major U.S. retailers with respect to the sale of various real estate tracts held by Kortman Polonia and the development and leasing of the remaining tracts.

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

Year 2000 Issues

The Company recognizes the need to ensure that its operations, as well as those of third parties with whom the Company conducts business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including a review of all software applications, desktop equipment network, and telecommunications products used by the Company to determine if they are Year 2000 compliant. The Company will also send questionnaires to its major customers and suppliers to assess their Year 2000 readiness, review all contacts for year 2000 liability and will develop remediation and contingency plans where appropriate. The Company expects to complete this work by this end of the second quarter 1999.

The Company's costs of achieving Year 2000 compliance to date have been immaterial to financial position, results of operations or cash flows. The Company does not anticipate that additional amounts incurred in connection with its Year 2000 compliance program will be material to its financial condition or results of operations.

Due to the uncertainties involved, the Company cannot predict the impact of the Year 2000 on its operations. Achieving Year 2000 compliance is dependent on many factors, some of which are not within the Company's control, including without limitation, the continuity of service provided by the government, utilities, transportation industry and other service providers. Should one of these systems fail, or should the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

Certain Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward- looking statements. Certain factors that might cause such a difference include the following: possible fluctuations in the growth and demand for energy in markets in which the Company may seek to establish energy production operations; intense competition for establishment of energy production operations in growing economies; currency, economic, financing and other risks inherent in establishing energy operations in foreign markets; uncertainty regarding the rate of growth in demand for nuclear decommissioning and site revitalization services; continued delays in awarding and commencing contracts; delays in payment on contracts occasioned by dealings with governmental and foreign entities; changes in accepted remediation technologies and techniques; fluctuations in operating costs associated with changes in project specifications and general economic conditions; substantial fluctuations in revenues resulting from completion and replacement of contracts and delays in contracts; economic conditions affecting the ability of prospective customers to finance projects; and other factors generally affecting the timing and financing of projects. In addition to the foregoing, the following specific factors may affect the Company's future operating results.

At September 30, 1998, the Company was on-site on projects with a total left in value of services yet to be performed of $15 million. The largest project on which the Company was on-site at September 30, 1998 was the Bechtel Jacobs project with an approximate value of services to be performed of $6 million. The contract is expected to be fully completed by early 1999.

In addition to its existing contracts, the Company is presently bidding on, or proposes to bid on, numerous projects in order to replace revenues from projects which will be completed during 1998 and to increase the total dollar volume of projects under contract. Management anticipates that the Company's efforts to bid on and secure new contracts will focus on projects which can be readily serviced from the regional offices opened by the Company during 1994 and 1995 as well as certain large international plant relocation projects and nuclear decommissioning projects which the Company intends to pursue. The Company's regional offices, particularly the Oak Ridge, Tennessee office, are strategically located in areas having a high concentration of prospective governmental and private remediation sites. While bidding to perform services at such sites is expected to be highly competitive, management believes that the Company's existing presence on adjacent projects combined with its proven expertise and resources will allow the Company to successfully bid on and perform substantial additional projects based out of its regional offices.

In addition to remediation and plant relocation projects on which the Company is presently bidding or negotiating, the Company during 1997 entered the energy production and services market. The Company expects to begin energy projects and nuclear decommissioning projects at various prospects by as early as the second half of 1998. In addition to the El Salvador Power Project, the Greifswald Nuclear Plant Decommissioning and Site Revitalization Project and the Georgia Power Project described in the Company's Form 10-K for the year ended December 31, 1997, the Company, through September 30, 1998, had entered into preliminary agreements with respect to the development and operation of (i) a 200-ton per day industrial waste processing and energy production facility in Taipei, Taiwan; and (ii) a 1,750 ton per day municipal and industrial waste-to-energy power plant in Szczecin, Poland.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On September 28, 1998, the Superior Court of New Jersey, Law Division, Middlesex County, entered an Order finally approving a binding settlement in the action captioned Arthur Goldberg, et al. vs. IDM Environmental Corp., et al. The matter was settled and finally resolved with the payment of $1,125,000 to the class action plaintiffs. The entire settlement sum was paid by the Company's director's and officer's ("D&O") insurance policy carrier pursuant to obligations owed by the carrier under the Company's existing D&O policy. The settlement covers the class period March 8, 1996 to June 5, 1997. The settlement, as expressly reflected in the settlement documents, was made as a business accommodation only, and neither the Company nor any director, officer or employee of the Company admitted any wrongdoing of any kind. With the final approval of the settlement, the action was dismissed on the merits and with prejudice, and the Company and each of the individual defendants were released from any and all claims for the entire class period.

     In July of 1998, the Company, it's subsidiary, Global Waste & Energy and certain affiliates and officers were named as co-defendants in a cause of action styled Kasterka Vrtriebs GmbH v. IDM Environmental Corp., et al, filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The plaintiff, Kasterka, has alleged that the Company and it's affiliates breached a marketing agreement that had been entered between Kasterka and Enviropower. The plaintiff has alleged that the defendants failed to supply the required plans and specifications relating to the gasification technology originally developed by Enviropower and that, as a result, Kasterka was unable to manufacture and market gasification units in the territories designated in the marketing agreement. Kasterka has asserted a variety of claims for damages in the aggregate amount of approximately $42 million. The Company believes the suit is without merit and intends to vigorously contest the cause of action.

     In September of 1998, the Company was named as a defendant in a cause of action styled Balerna Concrete Corporation, et al. v. IDM Environmental Corp., et al, filed in the United States District Court of Massachusetts (Case No. 98CV11883ML). The plaintiffs alleged that the Company, and others, engaged in a pattern of illegal conduct to divert funds from the plaintiffs through the operation of a concrete finishing business. The plaintiffs have asserted various claims under RICO, common law fraud, conversion, breach of contract and others basis seeking damages in an amount to be determined by the court. The Company believes the suit is without merit and intends to vigorously contest the cause of action.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.     Description
          -----------     ------------
             10.1       Form of Amended and Restated Three Year $3.00 Warrant
             10.2       Form of Amended and Restated Three Year $4.50 Lock-Up
                        Warrant
             10.3 Form of Amended and Restated One Year $6.00 and $6.75 Reload Warrants
             27.1       Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IDM ENVIRONMENTAL CORP.


Dated: November 20, 1998               By:   /S/ Joel Freedman
                                          ----------------------------------
                                             Joel Freedman, President


Dated: November 20, 1998               By:   /S/ Michael B. Killeen
                                          -----------------------------------
                                             Michael B. Killeen, Principal
                                             Financial and Accounting Officer