Form 10-K
period 1998-12-31
IDM ENVIRONMENTAL CORP
filed 1999-04-16
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-23900

                             IDM ENVIRONMENTAL CORP.
                ------------------------------------------------
                (Name of registrant as specified in its charter)

         New Jersey                                           22-2194790
--------------------------------                     ---------------------------
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
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes  X   No
                                                       ---    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     30,552,971 shares of common stock of the Registrant were outstanding as of March 15, 1999. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price on the Nasdaq National Market, was approximately $10.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1998 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                           Page

PART I

         ITEM 1.  BUSINESS ..............................................     1
         ITEM 2.  PROPERTIES.............................................    18
         ITEM 3.  LEGAL PROCEEDINGS......................................    18
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS....................................    20

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS........................    20
         ITEM 6.  SELECTED FINANCIAL DATA................................    21
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS..........................................    22
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK......................................    32
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............    32
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE...................................    32

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT.............................................    33
         ITEM 11. EXECUTIVE
                  COMPENSATION...........................................    33
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..................................    33
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS...........................................    33

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K....................................    34

SIGNATURES


                                     PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 31 of this Form 10-K.

ITEM 1. BUSINESS

     IDM Environmental Corp. (the "Company") is a global, diversified services and project development company offering a broad range of design, engineering, construction, project development and management, and environmental services and technologies to government and private industry clients. We utilize those same capabilities to build, own or lease, and operate energy, waste treatment and similar facilities. Through our domestic and international affiliates and subsidiaries, we offer services and technologies, and operate, in three principal areas: Energy and Waste Project Development and Management, Environmental Remediation and Plant Relocation.

     Environmental remediation services, our historical core business, encompass a broad array of environmental consulting, engineering and remediation services with an emphasis on the "hands-on" phases of remediation projects. We are a leading provider of full-service turnkey environmental remediation and plant decommissioning services and have established a track record of safety and excellence in the performance of projects for a wide range of private sector, public utility and governmental clients worldwide. We have melded our core expertise in engineering, decommissioning and dismantlement services in environmentally sensitive settings in an effort to establish a position in the forefront of the nuclear power plant decommissioning, site remediation and reindustrialization market.

     Plant relocation services encompass a broad array of non-traditional engineering projects, with an emphasis on plant dismantlement, relocation and reerection. We have established the Company as a world leader in plant relocation services employing a proprietary, integrated matchmarking, engineering, dismantling and documentation program that provide clients with significant cost and schedule benefits when compared to traditional alternatives for commencing plant operations.

     Our energy and waste treatment project development and management services ("Energy and Waste Services") are provided through IDM Energy Corporation and local project subsidiaries. We actively entered the Energy and Waste Services market in 1997 following our acquisition of the rights to utilize and deploy the proprietary "G-2" solid waste gasification technology and rights under an accompanying power purchase agreement to deploy that technology in the construction and operation of a 30 MW waste-to-energy project in El Salvador. Since our entry into the Energy and Waste Services market, we have aggressively pursued opportunities to build, own and operate conventional and other energy and waste treatment facilities. We completed the acquisition of our first operating energy facility, a 42 MW hydroelectric plant, in the Republic of Georgia, in the first quarter of 1999. With the change in control of our distribution partner in El Salvador, our planned energy facility in El Salvador has been revised to increase the capacity of the facility from 30 MW to 60 MW. At year-end 1998, we had acquired the plant site and all required construction permits, had completed all conceptual engineering studies and design of the plant and were involved in negotiations to sell energy in excess of the 30 MW presently under contract and to secure a fuel supply and financing for the project. We expect to finalize all arrangements for the construction and operation of the expanded energy facility in El Salvador during 1999 with operating energy facilities expected to be connected to the local grid in El Salvador in 2000. We have also entered into a memorandum of understanding pursuant to which construction and operation of a waste treatment facility in Taiwan is expected to commence during 1999. Additionally, we are aggressively pursuing additional energy and waste treatment facility "build, own and operate" opportunities in Asia, Eastern Europe, Central and South America and expect to bring additional facilities on-line beginning in 1999. In addition to our current and planned ownership and operation of energy and waste facilities, we offer a broad range of Energy and Waste Services to government and private industry clients, including project design and development, engineering, and operation and management for conventional and other energy and waste treatment projects. See "Energy and Waste Project Development and Management Services."

     The Company is a New Jersey corporation formed in 1978. Our principal offices are located at 396 Whitehead Avenue, South River, New Jersey 08882, telephone number (732) 390-9550.

Business Strategy

     Our business has evolved, and continues to evolve, to capitalize on market opportunities. We have added strategic capabilities and resources through the years to move the business from its roots as a demolition and deconstruction company to a full service environmental remediation and plant relocation services company and, now, an energy and waste treatment project developer, manager, owner and operator. Supplementing our strengths and capabilities in our core businesses, we have added strategic investments in technologies, with both industrial and consumer applications, and real estate holdings.

     In 1997, we began to implement a strategic plan to capitalize on our strengths and market opportunities to position the Company as a global leader in providing services and technologies in selected high growth markets with an emphasis on developing recurring revenue streams. The core elements of our strategic plan are (1) aggressive entry into the global energy production and waste treatment development and plant management market, (2) narrowing the focus of our environmental remediation services to emphasize specialized services and technologies in high growth, high margin niche markets, and (3) emphasizing our multi-disciplinary expertise and relationships to generate growth in demand for plant relocation services. We believe that our ability to respond to opportunities in the market and deploy a broad array of technologies and expertise in a rapid and cost effective manner provides a competitive advantage in efforts to achieve the elements of our strategic plan.

     Central to our strategy is a commitment to generating long-term recurring revenue streams as a foundation for our other project specific activities. International energy production and waste treatment projects are the core of our planned recurring revenue streams. Our entry into the energy production and waste treatment markets began with the acquisition, in 1997, of the proprietary "G-2" waste gasification technology and rights under an accompanying power purchase agreement to deploy that technology in the construction and operation of a 30 MW waste-to-energy project in El Salvador. Privatization of the Salvadorean distribution company, combined with a decision to modify the nature of the project to a more traditional energy production facility and increase the capacity of the plant, has resulted in delays in the commencement of construction of the facility and the anticipated commencement of operations of the plant. We anticipate that arrangements for the purchase of fuel, sale of excess energy and financing of the plant will be finalized during 1999 and that construction of the plant will begin in 1999 with the plant becoming operational in 2000. On completion, we expect to own an interest in the facility which is expected to generate substantial ongoing revenues and operating profits for the Company in addition to development fees which we expect to realize from the project. In conjunction with our energy project in El Salvador, we expect to develop expertise in energy project operations and maintenance services which can be deployed in future energy projects.

     In conjunction with our initial efforts in El Salvador, we have identified a number of potential energy projects, waste treatment projects and waste-to-energy projects for future development and are committed to identifying additional project opportunities in the future. We completed the acquisition of our first operating energy facility, a 42 MW hydroelectric plant, in the Republic of Georgia, in the first quarter of 1999. We believe that one or more of the current energy and waste projects under discussion will come to fruition during 1999 and 2000 and that the commencement of operations in the Republic of Georgia and, ultimately, in El Salvador will add to our profile as an energy project developer, owner and operator allowing us to aggressively pursue additional opportunities to add to our recurring revenue base from the development and operation of energy and waste treatment projects. See "Energy and Waste Project Development and Management Services."

     Within our historical environmental remediation services offerings, our strategy is to concentrate our efforts on highly specialized environmental projects where competition is less intense, profit margins are generally higher and proprietary technology and engineering expertise are valued at a premium. With the growth and evolution of the environmental remediation market in the 1990's, various segments of the remediation market have reached maturity and have become characterized by intense competition and minimal operating margins. While we continue to be active in the environmental remediation market, we expect that bidding or negotiating of future remediation contracts will be limited to special situations in which higher margins can be generated by the deployment of proprietary technologies and the utilization of specialized engineering services. In particular, we are aggressively pursuing opportunities involving the decommissioning and remediation of large commercial nuclear power facilities, which market we believe to be in an early growth stage.

     In the plant relocation services area, we will continue to emphasize our ever broadening expertise in an array of project engineering disciplines and the establishment of strong relationships to drive demand for our services. With our record of sourcing, dismantling, relocating and reerecting process plants and other facilities as a timely and cost effective alternative to the construction of new facilities, we believe that the demand for such services, particularly in growing economies outside of the United States and western Europe, will continue to grow and that we will be a leading provider of those services worldwide.

     Supplementing our core business operations, we have historically sought out, and will continue to seek out, opportunities which are compatible with our existing expertise and capabilities to enhance our recurring and nonrecurring revenues. Illustrative of such opportunities are (1) our investment in Life International Products ("Life"), (2) our formation of Seven Star International Holdings, Inc. ("Seven Star") to distribute Life water products in southeast Asia and to pursue other opportunities in southeast Asia, (3) acquisition by Seven Star of a license covering the bottling rights and distribution of the Life superoxygenation process in southeast Asia, and (4) our acquisition of an interest in Kortmann Polonia, a Polish company with substantial real estate holdings. See "Other Services, Products and Investments."

Industry Background

     Environmental Services Industry. The environmental remediation industry, for all intents and purposes, emerged in the 1970's from the enactment of the "Superfund" legislation in 1976 and, subsequently, the Resource Conservation and Recovery Act ("RCRA") legislation in 1984. These landmark and far-reaching pieces of legislation made owners responsible and liable for the environmental damage caused by the present and past operations and established a strict framework to regulate certain materials, designated as hazardous by regulation, from cradle to grave.

     Virtually overnight, many corporations faced billions of dollars in potential liabilities that were nearly impossible to quantify. In addition, many owners faced significant capital and operational cost increases to bring current operations into full compliance with the new regulations, or face large penalties, even potential shutdowns. The impact of these factors to the corporate "bottom line" forced owners to undertake immediate action to assess the extent of the problem and quickly move to quantify these liabilities.

     Federal regulations mandated a prescriptive and bureaucratic process for the performance of site cleanups. This process consisted of an investigative/assessment phase, followed by a detailed engineering and design phase, finally culminating in the "hands-on" implementation phase. The first phase consisted of the following major tasks: Preliminary Assessments/Site
Investigations (PA/SI), Remedial Investigations/Feasibility Studies (RI/FS), Engineering Evaluations/Cost Analysis (EE/CA) and lengthy, often contentious and controversial, public hearings that would ultimately lead to the formal selection of a specific Remedial Action Alternative that would be legally set forth in a Record of Decision (ROD) document following approvals by Federal, State and local regulators. The implementation of the selected Remedial Action Alternative would involve two major phases, the Remedial Design phase and the Remedial Action phase. Each of these phases would be performed by a different company. The combination of undefined liabilities and the threat of a growing regulatory enforcement environment, quickly created a market for environmental services in the billions of dollars annually, that grew at double digit rates.

     Throughout the 1980s, the government continued to impose new regulations and expand the National Priority List (NPL) of "Superfund" sites to more than 1,200 sites. With a seemingly unbounded demand for these services, the industry saw a quantum increase in the number of companies providing these services. During this period, billions of dollars were spent for environmental remediation services, but very few actual cleanups were completed.

     As the 1980s drew to a close, the unbridled growth of the industry came to an abrupt halt as a result of several major factors, including (1) questioning by government administrators and owners of the validity of a process that cost so much money and yielded virtually no tangible results, (2) recognition that the cost associated with achieving regulatory-imposed cleanup standards, that would require that all sites be restored to "pristine" conditions regardless of location or future use, would be impossible to bear, even by the government, and
(3) technological and operational advances, including the completion of plant modifications to reduce or eliminate the generation of hazardous wastes, the implementation of large scale waste minimization programs, the application of advanced treatment technologies and the advancements in computer technology that allow for the cost-effective application of analytical risk assessments to preclude the need for further cleanup actions.

     As the industry has been transformed in the 1990s, in recent years, the environmental remediation industry has been characterized by an increasing number of well-capitalized competitors, reduced government enforcement of environmental regulations and regulatory uncertainty. This has resulted in reduced commercial spending on environmental cleanup and intense pricing competition for hazardous waste cleanup projects. Lower demand in the private sector has been offset to some extent by new major project opportunities in the public sector, primarily comprehensive cleanup projects at U.S. Department of Defense ("DOD") and Department of Energy ("DOE") installations, which require a broad range of project management and field execution skills, limiting the number of potential bidders. With the shift in the environmental remediation industry during the 1990s, successful industry participants must possess (1) the ability to undertake complex cleanup actions involving multiple contaminants and multiple contaminated media under a single integrated contract, (2) the ability to deploy advanced cleanup technologies to reduce the cost and schedule of the cleanup action as well as eliminate future potential liability for a site owner, and (3) the ability to incorporate assessment and analytical tools into the cleanup project as a way to reduce costs, ensure full compliance with the laws and regulations, ensure safety and maintain the project focused towards completion. Ultimately, consumers of environmental services in the present environment look for completion of site cleanups quickly, safely and at the lowest cost.

     With the expanded focus on cleanup of DOD and DOE installations, DOD and DOE have become the largest customers for environmental remediation services in the U.S. during the 1990s and are expected to continue to be such for the foreseeable future. DOE is responsible for managing a program charged with the cleanup of the vast U.S. nuclear weapons complex. Funding for the DOE nuclear weapons cleanup program is approximately $5.8 billion annually, of which an estimated $1 billion is devoted to "hands-on" work. DOD and the Army Corps of Engineers are responsible for managing a program charged with the cleanup and downsizing of the vast complex of military bases, command centers, research and development facilities and defense production plants under the jurisdiction of the DOD. Funding for the DOD cleanup program, including funding for the Base Realignment and Closure program, is approximately $2.9 billion annually, of which an estimated $400 million is devoted to "hands-on" work. Both the DOE and DOD cleanup efforts have evolved in recent years to place a growing emphasis on completion of "hands-on" cleanup work and implementation of innovative privatization, investment recovery, reindustrialization and other measures designed to complete cleanup projects in the minimum amount of time and at the lowest net cost to the agencies.

     In addition to DOD and DOE cleanup projects, which represent the most concentrated market segments within the United States for environmental remediation services, state and local government managed and funded cleanups and private sector owned and financed cleanups represent distinct markets for environmental services in the U.S. State and local government cleanup projects are estimated to represent a $600 million annual market, of which an estimated $100 million are devoted to "hands-on" work. Domestic private sector cleanup projects are estimated to represent a $8.6 billion annual market, of which an estimated $1.7 billion are devoted to "hands-on" work.

     Outside of the U.S., the enactment of stringent environmental regulations in the industrialized nations of Europe and in industrialized and newly industrialized Pacific Rim nations has created a new and growing market for environmental remediation services, with international cleanup projects estimated at $7 billion annually, of which an estimated $1 billion are devoted to "hands-on" work.

     Plant Relocation Services Industry. The plant relocation industry is a highly specialized niche market business. Large scale plant relocations came into popularity in the 1970s. The relocation of process plants as a viable option to acquisition or on-site construction of new facilities has grown rapidly in recent years with the industrialization of underdeveloped countries, particularly in Eastern Europe, Asia and South America. It has been our experience that the acquisition and relocation of existing facilities can cost one-half or less of the cost of acquiring new facilities. Additionally, as most large plants and facilities require substantial lead time to manufacture and deliver, facilities can typically be brought operational in a significantly shorter time period where a suitable plant can be identified, acquired and relocated as compared to the time required to manufacture new facilities.

     While information as to the worldwide scope and size of the plant relocation industry is not readily available, we believe that a substantial majority of the demand for such services is outside of the United States. We believe that demand for plant relocation services in Asia has been temporarily curtailed as a result of the currency crisis experienced in that region during the second half of 1997 and into 1998. However, we believe that the cost and time benefits associated with plant relocations will result in strong growth in demand for those services over the next decade.

     The plant  relocation  market is served  by a variety  of  engineering  and construction firms which typically offer plant relocation services as an additional service to customers. We believe that we are one of the few competitors in the plant relocation industry offering those services as a primary service as opposed to an additional service. Because of our experience in sourcing and relocating plants and our emphasis on providing plant relocations as a primary service, we believe that we are widely recognized as a leader in the worldwide plant relocation services market.

     Energy and Waste Treatment Services Industry. Worldwide, the energy and waste treatment industries are diverse and growing increasingly competitive. We believe that economic development in the previously underdeveloped nations of Eastern Europe, Asia and South and Central America has created, and will continue to produce, growing demand for electrical power in those markets. In the waste treatment market, a wide variety of factors have contributed to a growing worldwide demand for innovative and cost-effective long-term waste treatment and disposal alternatives. The driving forces behind the growth in demand for such alternatives include: (1) identification of solid waste disposal as a top priority of the U.S. Environmental Protection Agency ("EPA"), (2) the enactment of tax credits and disposal taxes in the U.S. as a means of discouraging land filling in favor of "clean" technologies, (3) the advent of proven waste-to-energy technologies, (4) the enactment of international legislation restricting the export of industrial wastes from "rich" nations for disposal in lesser developed nations, and (5) the increase in waste produced as a result of the explosive growth in urban areas in developing nations.

     While many of the developing nations' energy needs are served by various independent energy producers, distributors and state, municipal and privately owned utilities, it is our belief that the energy needs of many of those nations are not currently met. Likewise, while we believe that waste treatment is a growing concern globally, economic development in the previously underdeveloped nations of Eastern Europe, Asia and South and Central America has created, and is expected to continue to produce, the greatest growth in demand for proven, safe and cost-effective waste treatment solutions in those markets. While many of the developing nations' waste treatment and disposal needs are served by landfilling and various alternatives offered by municipal and private operators, it is our belief that the waste treatment needs of many of those nations are not currently met.

     In an effort to capitalize on the perceived growth in demand for electrical power and waste treatment alternatives in developing nations, as well as opportunities to deploy our proprietary waste-to-energy technology and inventory of generators, we have actively entered the energy and waste treatment markets. We have acquired our first energy facility, a hydroelectric plant in the Republic of Georgia, and have formed alliances and entered into agreements with various strategic and financing partners and industrial consumers and local governments to construct, own and operate energy production facilities in Eastern European and Central American markets and waste treatment facilities in Taiwan. While other energy producers may currently serve those markets or enter into those markets, we have entered into, or expect to enter into power purchase agreements ("PPAs") in each of those markets whereby industrial or governmental concerns will guarantee the purchase of all or a substantial portion of the energy produced by such facilities. We believe that the successful commencement of energy production and waste treatment operations in Georgia and Taiwan will make additional opportunities to construct and operate energy and waste treatment facilities available as the industrialization of underdeveloped countries progresses. See "Energy and Waste Project Development and Management Services."

     While we see substantial opportunities in the international energy and waste treatment markets, those markets are subject, and will continue for the foreseeable future to be subject, to a variety of risks and uncertainties. The energy market and waste treatment market are niche markets which are served by a relatively small number of large competitors operating in multiple markets and having substantially greater resources than the Company and by many local producers and operators having established relationships with local industry and government. In addition to competitive risks, the operation of energy and waste treatment facilities and the entry into new markets is subject to local economic and political risks which may severely effect the demand for energy and waste treatment services and the ability to finance projects and pay for energy production and waste treatment services in underdeveloped nations. See "Competition - Energy Services" and "- Waste Treatment Services."

Environmental Remediation Services

     General. We offer a variety of specialized environmental services with an emphasis on plant decontamination and decommissioning. Many of the projects which we undertake are "cross-disciplinary" in nature, involving one or more elements of dismantling, hazardous waste remediation, radiological remediation, asbestos abatement, plant relocation and other related services. Our services are generally offered on a "lump sum" basis wherein we bid to perform a complete job for a predetermined price or on a "time and material" basis wherein we are paid certain predetermined hourly or per day rates for services plus a charge for materials used. We also provide services on a "cost plus" basis where we are paid for all costs incurred plus a predetermined fee or profit margin without regard to the time required to perform the job. While the majority of our projects are priced on a "lump sum" basis, we generally will not bid on such projects without an in-depth understanding of the scope of such projects.

     Many contracts awarded to us require a surety bond. Our ability to obtain bonding and the amount of bonding required is determined by our net worth, annual revenues and liquid working capital and the number and size of jobs being performed. The larger the project and/or the more projects in which we are engaged, the greater our bonding, net worth and liquid working capital requirements. The bonding requirements which we must satisfy vary depending upon the nature of the job to be performed. We generally pay a fee to bonding companies which typically averages three percent of the amount of the contract to be performed with the percentage decreasing as our net worth increases. Because such fees are generally payable at the beginning of a job, we must maintain sufficient working capital reserves to permit us to pay such fees and secure bonding prior to commencing work on a project. Additionally, bonding companies will require us to provide as security for the bonding company liquid working capital, consisting of cash and accounts receivable, in amounts based on the size of the contract in question. For projects not involving radiological remediation, we must generally have available liquid working capital in an amount equal to 12.5% of the contract amount in order to secure bonding. With respect to jobs involving radioactive materials, the total bonding available to us is generally based on having available liquid working capital in an amount equal to 20% of the contract amount.

     Where we have adequate bonding capacity to perform a job, an experienced member of our management team will analyze the project and develop preliminary plans, schedules and cost estimates in order to prepare a bid. If we obtain a contract to perform the job being bid on, the management team, working from the preliminary plans, schedules and cost estimates, will develop detailed work plans, schedules and cost estimates to perform the job. Such planning will include securing proper equipment and materials and staffing the jobs with properly trained and experienced personnel to perform the job in a safe, efficient, competent and timely manner.

     Actual on-site services are supervised by our employees pursuant to the detailed plans developed by management. Work is subcontracted to third parties based upon a large number of factors including safety, efficiency, competency and scheduling.

     In order to assure the safety, quality and timeliness of our projects and to assure our ability to perform projects, we provide extensive training to our entire full-time workforce and go to great efforts to retain our trained workforce, many of whom have been with us since inception. By maintaining an experienced workforce and cross-training our dismantlers, riggers, ironworkers, equipment operators, laborers, superintendents and foremen in OSHA 1910.120 hazardous waste procedures, asbestos abatement, radiological remediation and other related skills, our workforce can address virtually every situation which may arise in a remediation project. We believe this level of training and expertise in each of the major areas of remediation is unique to the Company.

     In addition to stringent safety and performance standards and procedures implemented to assure safety, quality and timeliness, we have established strict guidelines for the handling and disposal of hazardous materials. Such guidelines, which are intended to protect the Company from potential liability as a generator or transporter of hazardous materials, include strict policies that we contract only as an agent for generators to remediate sites, that we never sign any waste manifest and that all transportation of hazardous materials from remediation sites be subcontracted to qualified transportation companies with extensive insurance coverage. See "Regulation."

     Our environmental services are primarily provided on a project basis in the areas of plant dismantling and decommissioning, hazardous waste remediation, radiological remediation and asbestos abatement.

     Plant Dismantling and Decommissioning. Plant dismantling and decommissioning is the historical core of our operations and serves as a foundation for each of our other specialty services. Since inception, we have provided deconstruction services for numerous Fortune 500 companies with the bulk of such services being provided in connection with the closure of chemical process plants. Where facilities have been closed or abandoned due to age, safety conditions or other factors, we have been called upon to disassemble such facilities on a piece by piece basis. Unlike the traditional destruction of buildings using wrecking balls and explosives, the potential release of toxic chemicals or other hazardous substances produced or present in such facilities requires custom dismantling services in order to assure safety and proper identification and disposal of contaminated materials as well as the safety of the laborers involved. Only skilled craftsmen can safely dismantle contaminated tanks and structures in government mandated and regulated personal protective equipment. The scope and nature of deconstruction services provided is carefully planned based on the nature of the subject facility and the contents thereof as well as the desires of the owner of the facility. Such services range from dismantling single buildings and small unenclosed chemical process facilities to the complete deconstruction of large manufacturing facilities including multiple buildings and all equipment and machinery within such buildings or on the site.

     We typically perform dismantling and decommissioning services in conjunction with other environmental and/or related services performed by us or by a team of providers. This multi-disciplinary team approach is expected to expand beyond decommissioning and hazardous waste remediation and management with our participation in a team to be formed with Duke Energy to decommission, clean-up and re-industrialize seven nuclear power plant sites in Germany. See "Radiological Remediation."

     Hazardous Waste Remediation. Hazardous waste remediation encompasses the clean up of a broad range of hazardous materials. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and RCRA broadly define "hazardous substances" which, if released, may trigger reporting and clean up obligations. The list of "hazardous substances" covered by these laws is extensive and includes a large number of chemicals, metals, pesticides, radiological materials, biological agents, explosives, toxic pollutants and other materials which may produce health concerns if released into the environment. Both CERCLA and RCRA impose stringent reporting, liability and clean up obligations on owners and operators (including, in some cases, former owners and operators) of sites where specified levels of hazardous substances have been released. The most serious of these sites have been designated as "superfund sites" under CERCLA.

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

     We have extensive experience working with PRP's, including Allied-Signal, Exide, NL Industries, Johnson Controls, AT&T and others, in the clean up of hazardous waste sites, including superfund sites. Our services at such sites have entailed a combination of the dismantling of facilities and actual implementation of remediation techniques to the subject hazards. Many of the projects which we have undertaken at such sites are specialty jobs wherein major architectural engineering firms contract to have us perform complex dismantling and deconstruction jobs and to perform actual remediation of hazardous materials in conjunction with the dismantling process. While we maintain existing relations with numerous private sector industrial PRP's and have performed site assessment and actual remediation at various sites, we have established, and are seeking to strengthen, relations with the major architectural engineering firms which control a significant portion of the larger government projects, including many superfund sites. Because of the general lack of expertise and experience in dismantling and deconstruction at most of the major engineering firms, and a growing reputation with such firms, we have been called on to serve on remediation teams and have handled all aspects of dismantling and deconstruction at hazardous waste remediation sites.

     Beginning with our formation of a strategic alliance with Solucorp Industries Ltd. ("Solucorp") during the third quarter of 1995, we offer soil remediation services which enhance our hazardous waste remediation services. Prior to formation of the alliance with Solucorp, we offered hazardous heavy metal soil remediation services on a limited basis because of our belief that existing soil remediation technologies were unproven and not cost-effective. Solucorp has developed a Molecular Bonding System ("MBS") soil remediation technology utilized in the stabilization of hazardous heavy metal contaminated soils, sludges and other media.

     In 1996, we further expanded our hazardous waste services with the acquisition of a license from Life pursuant to which we acquired an exclusive license to market and employ Life's patented superoxygenation technology for long term bioremediation of contaminated groundwater in the United States, Canada and Mexico. Life's superoxygenation process is designed to enhance bioremediation of contaminated groundwater by increasing the oxygen content and the time such oxygen will remain in water as compared to traditional methods of oxygen injection. Our license runs for a period of twelve months from the delivery by Life of a commercially viable unit subject to renewal for successive terms provided that we meet certain minimum revenue requirements.

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

     Utility companies have now operated nuclear plants for more than 30 years. Because of a combination of intervention of activists, worldwide competition for electricity customers brought about by a growing deregulated market, strict government oversight and high operating costs, many nuclear generating facilities have been prematurely closed. As other nuclear facilities continue to age and public skepticism as to the safety of such facilities remains high, additional plants are expected to close. Due to the nature of these facilities, utility companies are expected to seek experienced dismantling and remediation specialists to decontaminate, dismantle and decommission such facilities and to properly handle and dispose of radioactive waste.

     Universities and other research facilities also operate nuclear reactors and utilize radioactive isotopes in research and teaching. With a decline in the enrollment in nuclear engineering departments in recent years the utilization of nuclear reactors and related materials in teaching has declined to the point that some programs have been dropped or significantly curtailed. Even where research is continuing at universities and in industry, the use of isotopes over extended periods has created, and is expected to continue to create a market for the disposal of radioactive materials and the decontamination of facilities. In order to safely deal with inactive reactors and radioactive contamination, industry and universities, sometimes under government direction, are seeking experienced specialists to remove, decontaminate and/or dispose of abandoned facilities and contaminated materials in and around abandoned or functioning facilities.

     Finally, the DOD and DOE oversee the operations and are responsible for the clean up of weapons facilities across the country. Extensive remediation activities are underway and are expected to be required for many years to come as these facilities are closed as a result of sharply reduced nuclear weapons production following the end of the Cold War. As with other owners and operators of facilities having radioactive waste and contamination, the federal government has sought, and is expected to continue to seek, experienced specialists to decontaminate and dismantle such facilities and to remediate and dispose of radioactive waste in a safe manner. We have skilled personnel with the necessary experience and training to dismantle these structures in a safe, efficient and regulatory compliant manner.

     We believe that radiological remediation is the greatest potential growth area within the environmental services industry. While the asbestos abatement and general hazardous remediation markets have matured resulting in slower growth in demand for those services, we believe that the greatest growth in the radiological remediation market lies ahead. The DOD and DOE in recent years have pressed site managers for clear progress in actually cleaning up these sites vis a vis studying the problem. Additionally, a major market exists at nuclear facilities in other countries, including former Soviet-bloc countries and states in which nuclear facilities were the prevalent sources of power.

     We believe that we are well positioned to participate in the future remediation of such facilities. We are presently on site at DOD and DOE locations, including, among others, the Oak Ridge East Tennessee Technology Park (the "Oak Ridge Project").

     Our radiological and decommissioning services are also expected to be deployed in connection with the provision of radiological remediation services for six VVER 440 nuclear power plants and one small reactor plant in Germany. A team led by Duke Energy has been selected to participate in the privatization and re-industrialization of those sites in conjunction with the performance of radiological remediation services. Under the terms of the project, the German government will transfer to the Duke led team control of a state-owned corporation, Energiewerke Nord ("EWN"), established to undertake the decommissioning and waste management of the facilities. In addition to decommissioning and clean-up activities, the team will revitalize and re-industrialize the sites with the objective of creating a minimum of 1,500 new jobs at the site and in the Greifswald and Mecklenburg Vorpommern regions. Work involving reindustrialization of the site has commenced. Contract negotiations for the acquisition of the state-owned corporation are ongoing and management anticipates that a comprehensive agreement will be finalized during the second half of 1999. Project engineering is expected to begin immediately after execution of a definitive agreement with the decommissioning and remediation work expected to last approximately 10 years. The German federal government has established a reserve of DM 6.209 billion (approximately $3.65 billion) to finance the project. The project also enjoys the support of state and local governments which, among other things, have agreed to provide necessary infrastructure improvements and other economic benefits to promote the re-industrialization of the sites.

     In August 1998, we entered into a Memorandum of Understanding (the "Magellan MOU") with Magellan Biotechnology, a unit of a Taiwanese-American high-technology holding company, which calls for the construction of an aquaculture complex at the EWN site. Under the Magellan MOU, it is anticipated that we will provide construction and management services relating to the refurbishment of the buildings which will house the complex and site infrastructure as well as providing certain equipment and materials to support the planned operations. It is anticipated that the aquaculture complex will be developed in two phases, beginning with a test phase designed to demonstrate the viability of the facility followed by construction of a large scale indoor/outdoor production facility. Construction activities on the test phase of the aquaculture complex are expected to begin during the second half of 1999. The total cost of developing the facility is estimated at $25 million.

     In conjunction with our undertaking to revitalize and re-industrialize the EWN site and attract jobs, during 1998, we formed a consortium with IVO Energienlagen GmbH ("IVO"), a leading Scandinavian utility company, relating to the planned construction and operation of a power plant at the EWN site. In September 1998, the government of Mecklenburg Vorpommern announced that a basic agreement and land contract had been entered into with the IDM/IVO consortium which calls for the development and construction of a Combine Cycle Power Plant at the EWN site which will initially produce 750 MW. With future expansion, we expect to increase the capacity of the plant to 1,700 MW. The commencement of construction of the power plant is subject to execution of final documentation and satisfactory financing arrangements. Additionally, the various rights and responsibilities of IDM and IVO relative to the development and operation of the plant have not, as yet, been finalized. Subject to finalization of the foregoing contractual matters, the power plant is expected to be operational by 2003. We anticipate that IVO will assume all responsibility for development and financing of the proposed power plant. We expect to perform other revitalization functions necessary to support the IVO plant and expect to realize revenues from both our revitalization efforts to support the plant and development fees relating to our efforts to bring the IVO plant to the EWN site.

     Asbestos Abatement. The EPA, and most, if not all, states, have enacted rules and regulations governing the emission of asbestos during the renovation or demolition of facilities as well as during manufacturing and waste disposal operations. These regulations have effectively required inspection for and/or abatement of asbestos prior to or in conjunction with the renovation or demolition of buildings. Requirements imposed by real estate lenders and practical considerations as well as disclosure laws relating to real estate transactions have effectively resulted in asbestos inspection and, where appropriate, abatement as a condition of most conveyances of real estate.

     We provide site assessment, planning and asbestos abatement services to property owners desiring to remodel or sell properties or abate existing asbestos on site for health and liability reasons. Because the handling and risk associated with the presence of asbestos varies depending upon the use, volume and nature of the asbestos present, we will evaluate the appropriate means of abatement and develop a detailed plan based on such evaluation. The abatement process may range from encapsulation of exposed asbestos to the actual physical removal and disposal of the asbestos containing materials on the site. Such materials may include thermal insulation used on boilers, tanks, hot and cold water systems and heating, ventilation and air conditioning systems, surfacing materials used for acoustical, decorative or fireproofing purposes (asbestos sprayed or trawled on walls, ceiling and structural members) and other materials such as floor tiles, ceiling tiles, roofing felt, concrete pipe, outdoor siding and fabrics.

     Upon development of a plan of abatement in compliance with applicable state and federal regulations, our work crew, wearing protective clothing, head gear and breathing apparatuses, will physically remove asbestos-containing materials from the building. The building areas in which abatement work is being performed are sealed off and blowers or ventilation equipment are utilized to create negative pressure in the building to prevent the escape of airborne asbestos from the building. Upon completion of the abatement process, the asbestos removed is disposed of in accordance with applicable regulations by transportation and disposal companies.

Plant Relocation Services

     In addition to our historical dismantling and decommission services, we have developed as a primary service offering the relocation and re-assembly of plants. Plant relocation and re-erection projects are typically bid on, planned and engineered in a manner similar to our dismantling and decommissioning services taking into account the special demands associated with transporting and re-erecting such facilities. We have developed proprietary techniques and extensive expertise for dismantling, matchmarking, relocation engineering, packaging, documentation and re-erection of entire plants. See "Environmental Services - General."

     With the growth in the economies of numerous third-world countries and other countries which were historically non-industrialized, we believe significant opportunities are available in the worldwide plant relocation and re-assembly market. Because of the time and cost savings associated with relocating existing plants as compared to purchasing and starting-up new plants, we believe that growing industrial concerns in South and Central America, Pacific Rim and Eastern European countries will view the acquisition and relocation of existing plants as the preferred method of expanding operations. Typical of such opportunities was our completion during 1996 of the acquisition, relocation and refurbishing of a 1,400-ton-per-day ammonia plant from Lake Charles, Louisiana to Karachi, Pakistan, a site of the largest fertilizer producer in Pakistan.

Energy and Waste Treatment Project Development and Management Services

     In 1996, we laid the groundwork for entry into the energy and waste treatment markets. In evaluating the potential markets for our power generation equipment inventory and opportunities for future growth and establishment of recurring revenue streams, management identified the demand for energy and waste treatment in emerging markets as a business opportunity with the potential to meet each of our criteria in those regards.

     After evaluating various options for entry into the energy production market, we acquired a license from Continental Waste Conversion, Inc. ("CWC") pursuant to which we were granted the exclusive worldwide rights (excluding Canada) to CWC's proprietary gasification technology that can convert municipal solid waste into electrical energy. As a result of the bankruptcy of CWC, in 1998 we acquired full and exclusive worldwide title to the CWC technology. Through that investment, we now offer state-of-the-art solutions to municipal waste and energy concerns worldwide. We believe that this gasification technology offers a number of significant advantages over existing waste-to-energy or other gasification technologies, including the production of substantially reduced volumes of secondary waste ash and compliance with the most stringent international clean air standards.

     With the acquisition of the rights to deploy the CWC waste-to-energy process and a strategic inventory of surplus generators, we began to actively pursue energy production and waste treatment opportunities through the establishment of strategic alliances and discussions with industrial concerns and governmental entities in Central America, Eastern Europe and Asia.

     Our international energy production and waste treatment operations and development activities are anticipated to principally involve the development, acquisition, financing, promotion, and management of energy and waste treatment projects in emerging markets. Our objective is to develop, finance, own and manage integrated energy and waste treatment projects worldwide through the utilization of our portfolio of products and services.

     Our initial international activities are expected to include management of direct and indirect ownership interests in and/or operation of energy plants in El Salvador and the Republic of Georgia and a waste treatment facility in Taiwan. As of the first quarter of 1999, we had completed the acquisition of our first operating energy facility in the Republic of Georgia and were involved in energy and waste treatment projects in early stages of development, financing or construction in numerous other countries. The following is a brief description of our energy and waste treatment projects which are in varying stages of development, financing or construction; thus the information set forth below is subject to change. In addition, these projects are, to varying degrees, subject to all the risks associated with project development, construction and financing in foreign countries, including without limitation, the receipt of permits and consents, the availability of project financing on acceptable terms, expropriation of assets, renegotiation of contracts with foreign governments and political instability, as well as changes in laws and policies governing operations of foreign-based businesses generally. Other than as noted below, there can be no assurances that these projects will commence commercial operations.

     Georgia Energy Projects. In November of 1998, we, through our wholly-owned subsidiary, IDM Energy Corporation, signed a Protocol of Intention ("POI") with the Ministry for Fuel and Energy ("MFE") of the former Soviet state of Georgia, replacing a previously executed POI, under which we will have the right to acquire, design, construct, own and operate electric power facilities in the region.

     Our initial efforts in the Republic of Georgia have resulted in the acquisition, during the first quarter of 1999, of a controlling interest in Zages, Ltd. ("Zages"). Zages operates a 42 MW hydroelectric power plant pursuant to a lease of that facility from the Georgian government (the "Georgia Power Project"). Zages has entered into an Electricity Sale and Purchase Agreement with Telasi, the electricity distribution company of Tblisi, Georgia, pursuant to which Zages will sell and Telasi will purchase all electricity generated by the plant for a period of six years commencing April 1, 1999. Pursuant to the terms of our acquisition of Zages, we made an investment in Zages and have undertaken to perform a technical examination of the plant. Zages will, in turn attempt to negotiate an extended lease on the plant in an effort to extend the existing five year roll-over lease into a fixed term twenty-five year lease. Depending on the outcome of our technical examination and Zages' efforts to extend the lease on the plant, IDM Foreign Power Incorporated, our indirect majority-owned subsidiary, may invest, over the operating life of the plant, up to $9 million of additional funds for rehabilitation and repair of the plant.

     Telasi, which is 75% owned by AES Corporation, a leading global power company, serves approximately 370,000 industrial, commercial and residential customers, or roughly half of the total power needs of Georgia.

     El Salvador Energy Project. In conjunction with our 1996 acquisition of a license to exploit CWC's proprietary gasification technology, we acquired the rights of CWC under a December 1995 Power Purchase Agreement (the "El Salvador PPA") with Compania de Alumbrado Electrico de San Salvador, S.A. de C.V. ("CAESS") as part of a planned 30 MW waste-to-energy project in San Salvador, the capital of El Salvador. An amended PPA was signed by CAESS and ourselves, subject to ratification by the directors of CAESS, in 1997. Under the amended PPA, the nature of the proposed plant was changed from a waste-to-energy facility to a thermal facility with a capacity of 45 MW.

     CAESS, which was a state-owned Salvadorean electric power distribution company, was privatized in January of 1998 and, subsequently, a 50% interest in CAESS was sold by the new owners to a U.S. power company. As a result of the privatization of CAESS and the subsequent transfer of a substantial ownership interest in CAESS, the amendment to the El Salvador PPA increasing the capacity to 45 MW was never ratified by the board of CAESS. CAESS has, instead, entered into discussions with us with respect to the execution of a new power purchase agreement for 60 MW to take the place of the original 30 MW PPA.

     Simultaneous with the negotiations relating to the amendment to the El Salvador PPA, and during the delays associated with the change in control of CAESS, we revised our plans to construct and operate an energy facility in El Salvador to increase the capacity of the facility from 30 MW to 60 MW (the "El Salvador Power Project"). By year-end 1998, we had acquired the plant site and all requisite construction permits, had completed all conceptual engineering studies and design of the plant and were involved in negotiations to sell energy in excess of the 30 MW presently under contract and to secure a fuel supply and financing for the project. We expect to finalize all arrangements for the construction and operation of the expanded energy facility in El Salvador during 1999 with operating energy facilities expected to be connected to the local grid in El Salvador by 2000.

     During 1998, we entered into an initial agreement with a major heavy equipment manufacturer, pursuant to which it was anticipated that the manufacturer would participate as an equity investor and lead contractor on the El Salvador Power Project. With the change in control of CAESS and the accompanying changes in the anticipated size and nature of the El Salvador Power Project and delays related thereto, the obligations as between IDM and the manufacturer lapsed. Upon finalizing arrangements for the sale of the full 60 MW from the plant, we will attempt to secure a new financing commitment for the project. Construction of the project is expected to commence upon finalizing the debt financing arrangements. The plant is expected to be operational within twelve months after commencement of construction.

     Taiwan Waste Treatment Project. We have entered into a joint venture with a leading Taiwanese waste management company to jointly develop a waste treatment facility (the "Taiwan Treatment Plant") in Taipei, Taiwan.

     The Taiwan Waste Treatment Plant was originally planned as a 100-tons-per-day industrial waste processing and energy production facility. Plans for the Taiwan Waste Treatment Plant were altered during 1998 to develop the facility in multiple phases, to increase the capacity of the plant to 200-tons-per-day and to convert the nature of the plant from a waste-to-energy facility to an industrial waste treatment facility. The cost of developing the Taiwan Waste Treatment Plant, estimated at $27 million, is expected to be funded through conventional project financing. Several leading Taiwanese financial institutions have expressed a strong interest in financing the project. The venture would be among the first privately owned industrial waste treatment facilities in Taiwan.

     We are working with our Taiwanese joint venture partner to prepare a detailed plant design. The project is expected to utilize a unique, proprietary and commercially proven technology for the treatment of a wide range of waste streams. Necessary steps have been initiated to secure environmental and regulatory permits. We presently anticipate that preliminary commitments for project financing will be secured during the first half of 1999 and that phase one of the facility, a 10-tons-per-day demonstration unit, will be operational by the third quarter of 1999, with phase two, a 50-tons-per-day unit, expected to be operational by the end of 1999 and completion of phase three, bringing the capacity of the plant to 200-tons-per day, expected in mid-2000.

     Other Energy and Waste Treatment Projects. During 1998, we entered into agreements with respect to the proposed joint development of energy projects in Bolivia and India. We have entered into negotiations, and preliminary agreements in India, to sell energy from those projects and have begun the licensing and regulatory process in both countries. Present plans call for the construction and operation of three 40 MW plants in Bolivia and, initially, a 15 MW plant in India. Commencement of operations of each of these proposed facilities is subject to finalizing agreements to sell energy from the plants, acquire fuel for the plants and secure financing for construction of the plants. We intend to seek conventional project financing for each of the plants and may seek equity investors to minimize our investment requirements. Each of these plants is expected to be operational within 12 months after finalizing financing for the plant construction.

     During 1998, we also entered into a series of agreements pursuant to which we are acting as developer of various energy facilities in Germany and Poland in which we expect to generate development fees, retained interest and/or a combination of fees and retained interests. Included in such development activities were our efforts in Germany pursuant to which IVO has agreed to construct a power plant at the EWN site. See "Energy and Waste Treatment Project Development and Management Services." We also entered into three separate agreements pursuant to which we obtained development rights and, potentially equity interests, in multiple power plants, an electric transmission and distribution grid and a district heating loop in Poland. We intend to bring in major European utility companies as controlling equity partners in each of these projects while retaining a minority interest in the projects or receiving development fees for our efforts.

     We are also in various stages of discussions in countries in Asia, Eastern Europe, South and Central America with respect to the development and/or acquisition, and operation of additional energy and waste treatment facilities.

     Risk Factors. Our proposed non-domestic operations are subject to the jurisdiction of numerous governmental agencies in the countries in which projects are expected to be located with respect to environmental and other regulatory matters. Generally, many of the countries in which we expect to do business have recently developed or are in the process of developing new regulatory and legal structures to accommodate private and foreign-owned businesses. These regulatory and legal structures and their interpretation and application by administrative agencies are relatively new and sometimes limited. Many detailed rules and procedures are yet to be issued. The interpretation of existing rules can also be expected to evolve over time. Although we believe that our operations are, and will be, in compliance in all material respects with all applicable environmental laws and regulations in the applicable foreign jurisdictions, we also believe that the operations of our proposed projects eventually may be required to meet standards that are comparable in many respects to those in effect in the United States and in countries within the European Community. In addition, as we acquire additional projects in various countries, we will be affected by the environmental and other regulatory restrictions of such countries.

Other Specialty Project Engineering Services.

     In addition to our principal services, we routinely evaluate projects requiring specialized engineering services of a multi-disciplinary nature. Where projects require the extension of specialized engineering services across disciplines and where we possess the disciplines required to perform those services, we will attempt to negotiate to provide a package of specialized services. We typically seek opportunities to perform specialty engineering services on projects where the need to deploy expertise in multiple fields provides favorable margins.

     While our specialty project engineering services are not generally subject to being categorized based on their non-recurring nature, typical service offerings have included providing drilling and grouting services on the East Dam reservoir project in California (the "East Dam Project").

Other Services, Products and Investments

     We have entered into selected strategic investments and undertakings in conjunction with, and which supplement, our core operations. Those investments and undertakings, as of the first quarter of 1999, include (1) an equity investment in Life, (2) our formation of Seven Star to distribute Life water products in southeast Asia and to pursue other opportunities in southeast Asia,
(3) acquisition by Seven Star of a license covering the bottling rights and distribution of the Life superoxygenation process in southeast Asia, and (4) our acquisition of an interest in Kortmann Polonia, a Polish company with substantial real estate holdings.

     Life International Products, Inc. At the time of our initial acquisition of a license from Life to utilize it's patented superoxygenation process in bioremediation, we also acquired a ten percent (10%) equity interest in Life for $1.3 million. In 1997, we invested an additional $375,000 in Life and, in 1998, we acquired additional shares of Life from Joel Freedman, our President and Chief Executive Officer, for $178,125.

     Seven Star International Holding, Inc. During 1997, we acquired a fifty percent (50%) interest in Seven Star, a BVI company. We contributed $300,000 to the capital of Seven Star and Jin Xin (Holding), Inc. ("Jin Xin") contributed $300,000 to Seven Star. Seven Star was formed to exploit opportunities to deliver western products and technologies in Asia.

     In December of 1997, Seven Star entered into its initial venture agreeing to acquire the exclusive rights to distribute beverages incorporating, and otherwise exploit, Life's superoxygenation process in a territory consisting of the People's Republic of China (including Hong Kong), Taiwan, Indonesia and Singapore. Pursuant to the terms of the license, Seven Star paid a minimum guarantee payment in the amount of $400,000 to Life and will pay ongoing royalties based on a percentage of revenues realized from licensing of the Life process, subject to certain minimum royalty requirements. Seven Star intends to distribute Life products directly in selected territories and to sublicense the Life process in other territories. Sublicensing arrangements are expected to generate initial sublicensing fees and ongoing minimum royalties from potential sublicensees in amounts sufficient to recoup at least the minimum guarantee payment paid by Seven Star as well as the minimum ongoing royalties.

     In December of 1997, Seven Star entered into an initial sublicense agreement with Zheng Zhou Wo Li Beverage Limited ("Zheng Zhou Beverage") covering a territory consisting of Zheng Zhou, Henan, in the People's Republic of China and providing for a minimum guarantee payment of $600,000 and minimum royalty requirements in excess of those under Seven Star's license with Life. Zheng Zhou Beverage has begun the development of a bottling plant in Henan and expects to begin bottling and distribution operations during the first half of 1999.

     Seven Star's ability to successfully exploit the Life process and other opportunities in Asia is subject to the numerous risks associated with operation in Asia, including the recent currency crisis which has impaired the growth prospects in the region, as well as the risks and uncertainties associated with identifying, doing business with, and enforcing contracts with Seven Star's prospective local partners and sublicensees.

     Kortmann Polonia. In conjunction with our ongoing efforts to develop waste-to-energy and other energy projects in Poland, during 1998, we were presented with an opportunity to acquire a controlling interest in Kortmann
Polonia. Kortmann Polonia is a Polish corporation with valuable real estate holdings. In November of 1998, we entered into an agreement to acquire a 75% interest in Kortmann Polonia for $600,000. Shares evidencing 49% ownership of Kortmann Polonia were transferred in November of 1998. Transfer of additional shares bringing our interest in Kortmann Polonia to 75% is awaiting final governmental approval.

     Kortmann Polonia's real estate holdings consist of three separate tracts, covering an aggregate of approximately 75 hectares, known as the "Medjew Site", the "Koblaskowa Site" and the "Stepnjca Site".

     The Medjew Site consists of approximately 30 hectares located on Lake Medjew, near Szczecin, Poland. The Stepnjca Site consists of approximately 15 hectare located on the River Oder. Our present plans are to sell the Medjew Site and the Stepnjca Site to developers.

     The Koblashowa Site consists of approximately 33 hectares located 5 km from downtown Szczecin, Poland. The site is located directly on the Autobahn connecting Szczecin to Berlin, Germany immediately past the Polish-German border. Kortmann Polonia has signed an agreement with Skyline Corporation, a U.S. shopping mall developer, to develop an indoor shopping mall on the site. Our present plans are to pursue development of a mall at the Koblashowa Site with a view to retaining a minority interest in the mall and, possibly, generating development fees.

     We expect that from time to time in the future we will have opportunities to invest or participate in ventures outside of, but connected to, our core businesses. We will evaluate any such opportunities and, where we deem the potential of such opportunities to merit participation or investment, we may enter into additional ventures outside of our core businesses.

Marketing

     In  marketing  our  services,  we rely  principally  on the  efforts of our operating and executive management team, particularly our Vice President of Business Development, who regularly call upon existing and prospective customers. Through the efforts of our management, we have established working relationships with numerous Fortune 500 industrial concerns as well as major national architectural engineering firms, the DOD and the DOE and many smaller and medium size industrial and engineering firms worldwide. We supplement the efforts of our management by advertising in international trade publications, direct mailings to selected industrial and engineering firms, and participation in industry conferences and trade shows.

Regulation

     Environmental Regulations. We and, in particular, our clients, are subject to extensive and evolving environmental laws and regulations. These laws and regulations are directly related to the demand for many of the services we offer and often subject us to stringent regulation in the conduct of our operations. The principal environmental legislation affecting our business and our clients is described below.

     -- Resource Conservation and Recovery Act of 1976. RCRA regulates the treatment, storage and disposal of hazardous and solid wastes. RCRA has, therefore, created a need generally for some of the types of services we provide. The 1984 Hazardous and Solid Waste Amendments to RCRA ("HSWA") expanded RCRA's scope by providing for the listing of additional wastes as "hazardous" and lowering the quantity threshold of wastes subject to regulation. HSWA also imposes restrictions on land disposal of certain wastes, prescribes more stringent management standards for hazardous waste disposal sites, sets standards for underground storage tanks and provides for "corrective" action procedures. Under RCRA, liability and stringent management standards are imposed on a person who is an RCRA permit holder, namely, a "generator" or "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage or disposal facility. Both the EPA and states with authorized hazardous waste programs can bring several types of enforcement actions under RCRA, including administrative orders and actions seeking civil and criminal penalties. RCRA also provides for private causes of action as an additional enforcement tool.

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

     CERCLA provides that transporters and persons arranging for the disposal of hazardous waste may be jointly and severally liable for the costs of remedial action at the site to which the hazardous waste is taken. While we attempt to minimize such exposure by contracting only with qualified hazardous waste transporters meeting certain minimum insurance requirements and by having the generator select the disposal site and method there can be no assurances that we will be successful in so limiting such exposure. Under Section 101(20)(B) of CERCLA, when a common or contract carrier delivers a hazardous substance to a site selected by the shipper, the carrier is not considered to have caused or contributed to any release at such disposal facility resulting from circumstances or conditions beyond its control.

     The Superfund Amendments and Reauthorization Act ("SARA") was enacted in 1986 and authorized increased Federal expenditure and imposes more stringent cleanup standards and accelerated timetables. SARA also contains provisions which expand the enforcement powers of the EPA.

     While there can be no assurance, management believes that, even apart from funding authorized by RCRA and CERCLA, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory requirements and to avoid liabilities to private parties. Although the liabilities imposed by CERCLA are more directly related to our clients, they could under certain circumstances apply to some of our activities, including failure to properly design or implement a cleanup, removal or remedial action plan or to achieve required cleanup standards and activities related to the transport and disposal of hazardous substances. Such liabilities can be joint and several where other parties are involved.

     -- Clean Air Act and 1990 Amendments (the "Clean Air Act"). The Clean Air Act requires compliance with ambient air quality standards and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The 1990 amendments modify the Clean Air Act in a number of significant areas. Among other things, they establish emissions allowances for sulfur and nitrogen oxides, establish strict new requirements applicable to ozone emissions and other air toxics, establish a national permit program for all major sources of pollutants and create significant new penalties, both civil and criminal, for violations of the Clean Air Act.

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

     -- Other Federal and State Environmental Regulations. Our services are also used by clients in complying with, among others, the following Federal laws: the Toxic Substances Control Act, the Safe Drinking Water Act, the Hazardous Materials Transportation Act and the Oil Pollution Act of 1990. In addition, many states have passed superfund-type legislation and other regulations and policies to cover more detailed aspects of environmental impairment and the remediation thereof. This legislation addresses such topics as air pollution, underground storage tanks, water quality, solid waste, hazardous materials, surface impoundments, site cleanup and wastewater discharge. Most states also regulate the transportation of hazardous wastes and certain flammable liquids within their borders by requiring that special permits be obtained in advance of such transportation.

     Other Regulations. In addition to a broad array of environmental regulations relating to our environmental service activities, our business and proposed businesses, are subject to a variety of non-environmental regulations. Included in the regulations which may effect our current business are regulations governing occupational safety and health, wage, overtime and other employment matters and dealings with governmental agencies.

     Our proposed operations relating to the licensing of Life's superoxygenation process for beverages may be subject to potential regulations governing such matters as food and beverage safety and processes, packaging and marketing, among other matters. Additionally, our commencement of energy production operations may be subject to various regulations governing rates, safety of operations, and financing, among other matters. While we anticipate that our licensing activities related to the Life process and energy production activities will be conducted outside of the United States in lesser developed countries where extensive regulation may currently be lacking, it can be expected that some of those countries will adopt extensive regulation governing those activities similar to the United States.

Competition

     Environmental Services. The environmental services industry is highly competitive and fragmented. Because of the diverse nature of the industry, there are many competitors, both large and small. Many segments of the industry, including a significant portion of Superfund and other large projects, are dominated by large national architectural engineering firms such as Bechtel, Flour, Westinghouse, Foster Wheeler and ICF Kaiser. Additionally, many smaller engineering firms, construction firms, consulting firms and other specialty firms have entered the industry in recent years and additional firms can be expected to enter the industry in the future. Many of the firms competing in the environmental services industry have significantly greater financial resources and more established market positions.

     While many firms are active in the environmental services industry providing site assessment, consulting and engineering services, we believe that the number of firms having expertise in, and offering, dismantling, decommissioning and deconstruction services within the environmental services industry is limited. We maintain a highly trained and qualified workforce and have extensive experience in planning and implementing decontamination and decommissioning projects in a safe manner. Such expertise and experience has allowed us to successfully compete within the industry and to secure contracts from industrial firms as well as engineering firms which lack experience in environmental decontamination and deconstruction. Because we, unlike most engineering firms, are staffed by experienced and skilled decontamination/deconstruction personnel, the involvement of engineering firms is often limited to project management with actual hands-on services being provided by our personnel. Because of the need for certain permits and licenses, specialized equipment, OSHA-trained employees and the need to be knowledgeable of and to comply with federal, state and local environmental laws, regulations and requirements, we believe there are significant barriers to entry into the environmental dismantling, decommissioning and deconstruction business. There can be no assurance, however, that other firms, including the major engineering firms which control a significant portion of Superfund and government contracts, will not expand into or develop expertise in the areas in which we specialize, decreasing any competitive advantage which we may enjoy. We believe that our expertise and ability to provide full service, turnkey remediation and decommissioning services and our utilization of state-of-the-art remediation techniques will continue to allow us to compete effectively in the environmental services industry and to capitalize on the expected growth in demand for services in the nuclear facilities arena.

     Plant Relocation Services. Plant relocation services are a niche business and competition within the segment is limited. We believe that we are one of the dominant firms within such industry. While demolition and dismantling firms offer similar services, the primary competition within the plant relocation industry is from various large engineering firms which offer services in the form of construction management as consultants to owners. However, most firms which offer relocation services do so as an additional service and not as a primary service. We advertise and market our relocation services as a primary service. Competition with respect to other specialty project engineering services is believed to be limited to large engineering firms. We believe that our ability to provide highly specialized cross-disciplinary engineering services will allow us to compete successfully in this market.

     Energy Services. Due to the substantial barriers to entry into the market and the prevalence of purchase agreements, competition within the energy market is limited in most developing countries, including the markets in which we expect to operate. While a variety of independent energy producers and private and government owned utilities may provide energy in some of the markets in which we expect to operate, it is anticipated that we will have power purchase agreements in place in most markets which will provide contractual commitments to purchase a significant portion, if not all, of the energy produced from our planned facilities. Further, while we are focused on establishing a niche position in the individual project 100 MW or less market, we believe that the primary competitors in the energy market generally concentrate on large projects (i.e., 200 MW or greater). Accordingly, competition for the sale of energy is not expected to be significant for the foreseeable future in our target markets. However, should those markets grow and undergo deregulation similar to that experienced in the United States, it can be expected that new competitors will enter those markets increasing pricing and competitive pressures. Further, while established energy production operations in developing markets are expected to be isolated from competition in the near term, competition for contracts to provide energy in markets may be intense. In light of the opening of the United States utility markets to competition, many participants with substantially greater resources have actively begun efforts to establish energy operations in developing countries around the world.

     Waste Treatment Services. Due to the substantial barriers to entry into the market and the prevalence of agreements, competition within the waste treatment market is limited in most developing countries, including the markets in which we expect to operate. While a variety of independent operators and private and government owned entities may provide waste treatment in some of the markets in which we expect to operate, it is anticipated that we will have agreements in place in most markets which will provide contractual commitments to utilize our facilities. Accordingly, competition for waste treatment revenues is not expected to be significant for the foreseeable future in our target markets. However, should those markets grow, it can be expected that new competitors will enter those markets increasing pricing and competitive pressures. Further, while established waste treatment operations in developing markets are expected to be isolated from competition in the near term, competition for contracts to provide waste treatment services in markets may be intense.

Employees

     At January 31, 1999, we employed approximately 128 full-time employees, 33 of whom were management and administrative personnel, 21 of whom were clerical personnel and 74 of whom were field personnel. We also employ additional field personnel on a temporary basis when needed to adequately staff projects. All of our permanent field personnel are skilled craftsmen with an average of over ten years service with the Company, they are OSHA-trained and asbestos trained to perform their respective duties. We regularly hire temporary employees on location to staff jobs performed away from the immediate vicinity of our headquarters. We carefully review the training and qualifications of all temporary workers to assure that all such workers are qualified to perform the work in question. In all such instances, our supervisors and foremen will plan, supervise and oversee all aspects of work performed by such temporary workers.

     We believe that we enjoy good relations with all of our employees. None of our permanent full-time employees are unionized or subject to collective bargaining agreements and we have experienced no work stoppages or strikes. Some of the temporary personnel we hire may be union members where the job in question and local conditions as a practical matter require such personnel.

ITEM 2. PROPERTIES

     Our principal offices are located on a 7.5 acre site at 396 Whitehead Avenue, South River, New Jersey, in a 6,925 square foot two story office building and an adjoining 7,600 square foot two story office building. Also located on such site is a 4,248 square foot one story storage/work area and a 5,700 square foot warehouse facility. Such facilities are leased from L&G Associates, an affiliate controlled by Joel Freedman and Frank Falco, pursuant to a fifteen year lease expiring May 31, 2011 and providing for monthly rental installments of $22,500, subject to annual adjustments based on the Consumer Price Index, plus insurance, taxes and maintenance costs.

     Our various  subsidiaries also own real estate in Poland (Kortmann Polonia)
and  El  Salvador  and  maintain   offices  in  various   locations  to  support
international project activities.

     We believe our properties are adequate to support our current and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

     On August 15, 1996, the U.S. Department of Labor, Occupational Safety and Health Administration ("OSHA") issued willful citations and notifications of penalty in the amount of $147,000 against the Company in connection with the accidental death of a subcontractor's employee on the United Illuminating Steel Point Project in Bridgeport, Connecticut in February, 1996. A complaint was filed against the Company by the Secretary of Labor, United States Department of Labor on September 30, 1996. We denied all of the allegations in the complaint. A hearing was conducted in April, 1997 and, subsequently, OSHA's Review
Commission issued a written decision vacating the first alleged willful citation, but affirming the second and third willful citations, and imposing a penalty in the amount of $70,000 for each citation. A timely Notice of Appeal was filed with the OSHA Review Commission for Discretionary Review, which body has accepted jurisdiction of the matter on administrative appeal. We intend to continue to vigorously contest the alleged violations and will pursue any and all remedies available, including appellate proceedings at the U.S. Circuit Court of Appeals, in order to overturn the decision.

     On February 11, 1997, we were served with a lawsuit naming the Company as a co-defendant in a wrongful death cause of action arising out of the accidental death of an employee of its subcontractor, American Wrecking. The suit, styled The Estate of Percy L. Richard, and Percy D. Richard, a minor by next of friend Patricia Cunningham v. American Wrecking Corp. and its successors, IDM Environmental Corp., and its successors, SECO Corp. and it successors, all joint and individually, and all unknown persons, Case No. 2:97CV filed in the Federal District Court for the Northern District Court for the Northern District of Indiana, arises out of the same facts alleged in the above referenced administrative proceeding instituted by OSHA. Plaintiff seeks damages of $45 million. We believe that the suit, as it relates to the Company, is without merit and continue to vigorously contest the cause of action. A defense is being provided by and through our general liability insurance carrier.

     In April of 1997, we and our subsidiary, Global Waste & Energy, Inc., were named as co-defendants in a cause of action styled Enviropower Industries, Inc.
v. IDM Environmental Corp., Global Waste & Energy, Inc., et al., filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 9701-04774). The plaintiff, Enviropower (formerly known as Continental Waste Conversion International, Inc.), alleged that the license granted to the Company to utilize and market Enviropower's proprietary gasification technology was granted without proper corporate authority due to the lack of shareholder approval. The plaintiff asserted the subsequent employment by Global Waste & Energy of two former officers of Enviropower as a basis for its allegations. Enviropower sought to have the license and all other agreements between
Enviropower and the Company declared null and void in addition to seeking damages for alleged loss of profits and other unspecified damages. In June of 1997, we filed a separate cause of action against Enviropower seeking injunctive relief to enforce the agreements between them and to collect amounts owed to the Company by Enviropower. On June 20, 1997, we were successful in obtaining an Interim Injunction Order, further extended by Order dated September 19, 1997. We were subsequently awarded a preliminary injunction against Enviropower recognizing our exclusive rights to the licensed technology. On or about March 20, 1998, Enviropower Industries, Inc., filed for bankruptcy in Calgary
Bankruptcy Court. The matter commenced by the Company was then stayed in accordance with Canadian Bankruptcy law. In December of 1998, we entered into a comprehensive settlement of the matter with the bankruptcy trustee. Pursuant to the settlement, we paid $51,000 to the trustee in exchange for the exclusive rights to the disputed technology, including an assignment of all patents and pending patents, and a permanent injunction affirming our exclusive right to such technology.

     In July of 1998, we, our subsidiary, Global Waste & Energy and certain affiliates and officers, were named as co-defendants in a cause of action styled Kasterka Vrtriebs GmbH v. IDM Environmental Corp., et al., filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The plaintiff, Kasterka, has alleged that we and our affiliates breached a marketing agreement that had been entered between Kasterka and Enviropower. The plaintiff has alleged that the defendants failed to supply material information relating to the gasification technology originally developed by Enviropower and that, as a result, Kasterka was unable to manufacture and market gasification units in the territories designated in the marketing agreement. Kasterka has asserted a variety of claims for damages in the aggregate amount of approximately $42 million. We believe the suit is without merit and intend to vigorously contest the cause of action.

     In September of 1998, we were named as a defendant in a cause of action styled Balerna Concrete Corporation, et al. v. IDM Environmental Corp., et al., filed in United States District Court of Massachusetts (Case No. 98CV11883ML). The plaintiffs allege that we, and others, engaged in a pattern of conduct to divert funds from the plaintiffs through the operation of a concrete finishing business. The plaintiffs have asserted various claims under RICO, common law fraud, conversion and breach of contract, and seek unspecified damages. We believe the suit is without merit and have filed a motion to dismiss the action, currently pending before the Court. We intend to continue to vigorously contest the cause of action.

     In October of 1996, we commenced an action styled IDM  Environmental  Corp.
v. H.B. Zachry in the 166th Judicial District Court, Bexar County, Texas (Cause No. 96-CI-14834), seeking recovery of damages including, without limitation, attorneys fees and prejudgment interest, for breach of contract. H.B. Zachry filed a General Denial and Counterclaim on November 15, 1996. The matter was settled in favor of the Company for the amount of $938,412.00 on December 4, 1998.

     In April of 1998, the Connecticut Surety Company ("Connecticut Surety") commenced an action against us and a subsidiary, IDM Environmental of Massachusetts, Inc. ("IDM of Mass."), styled Connecticut Surety Company v. IDM Environmental Corp., et al., in Federal District Court in Massachusetts, immediately following our advice to Connecticut Surety's representatives that IDM of Mass. would commence an action against it on unsatisfied bond claims relating to the default of a subcontractor, Dockside Dismantling, on the Boston State Hospital project. On January 22, 1999, the matter was settled in favor of the Company for $375,000.00 and an acknowledgment of acceptance of liability by Connecticut Surety for the default of its insured.

     In November of 1997, we commenced an action styled IDM Environmental  Corp.
v. Kvaerner Metals, et al. in the Superior Court of New Jersey. The action against Kvaerner Metals, formerly known as Davy International ("Davy"), and American Home Assurance Co. concerns a completed environmental clean-up project at American Home Products in Bound Brook, New Jersey for which we and Davy had entered into a teaming partnership agreement providing for, among other things, an equal sharing of all direct costs and any losses sustained on the project. We allege that we are entitled to the sum of at least $700,000.00 representing the share of the project losses now owed to us by Davy, as well as additional unliquidated damages for Davy's breach of fiduciary duties owed to the teaming partnership, and its failure to submit change order claims to recover losses incurred by the partnership for disruption of work and for its negligence. Discovery in the matter is continuing.

     In addition to the foregoing, we are periodically subject to lawsuits and administrative proceedings arising in the ordinary course of business. Management believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse affect on our financial condition, operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock (the "Common Stock") trades on The Nasdaq Stock Market under the symbol "IDMC." The Common Stock commenced quotation on the Nasdaq Small-Cap market following completion of our initial public offering in April of 1994. Subsequently, on August 31, 1994, the Common Stock commenced quotation on the Nasdaq National Market System. The following table sets forth the high and low sales prices for the Common Stock for each quarterly period during the last two fiscal years:

                                                          High             Low
                                                         ------           -----

         First Quarter, ended March 1997                 3.188            1.656
         Second Quarter, ended June 1997                 2.938            0.888
         Third Quarter, ended September 1997             7.313            1.875
         Fourth Quarter, ended December 1997             8.625            5.063

         First Quarter, ended March 1998                 7.563            3.625
         Second Quarter, ended June 1998                 4.000            2.563
         Third Quarter, ended September 1998             2.719            0.500
         Fourth Quarter, ended December 1998             0.922            0.344

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At March 15, 1999, the bid price of the Common Stock was $.3125.

     As of March 15, 1999, there were approximately 130 holders of record and 4,500 beneficial owners of the Common Stock.

     We have never declared or paid any cash dividend on our Common Stock and do not expect to declare or pay any such dividend in the foreseeable future.

     We declared a 1-for-10 reverse split of our Common Stock and Class A Warrants effective April 16, 1999. Should our Common Stock not attain a minimum bid price of at least $1.00 following the reverse split, our Common Stock is subject to potential de-listing from Nasdaq.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth, for the periods and at the dates indicated, selected consolidated financial and operating data for the Company. The financial data was derived from our consolidated financial statements and should be read in conjunction with the audited consolidated financial statements included in the Index to Financial Statements on page 37 of this report. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             Years ended December 31,
                                        --------------------------------------------------------
                                         1998       1997         1996         1995         1994
                                        ------     ------       ------       ------       ------
                                                  (in thousands, except per share data)
Income Statement Data:
Operating revenues:
  Contract revenues..................  $20,019   $ 17,826     $ 20,808     $ 33,866     $ 25,362
  Equipment and scrap revenues.......        -         96          834        5,537        3,150
  Other..............................        -          -            -            -           22
                                        ------    -------     --------     --------      -------
    Total operating revenues.........   20,019     17,922       21,642       39,403       28,534
Cost of sales:
  Direct job costs...................   20,258     17,002       21,492       30,433       20,449
  Unusual job costs..................        -          -            -        3,300            -
  Cost of equipment..................        -        647          943        2,977        1,651
                                        ------    -------     --------     --------      -------
Gross profit (loss).................      (239)       273         (793)       2,693        6,434
Operating expenses:
  General and administrative.........   12,871     10,538        9,567        7,637        5,418
  Depreciation and amortization......      627        723          668          653          344
  Equity in net loss of
    unconsolidated partnerships......      194          -            -            -            -
                                        ------    -------      -------     --------      -------
Income (loss) from operations........  (13,932)   (10,988)     (11,028)      (5,597)         672
Interest income (expense), net.......    4,322       (513)          30          200          (36)
                                        ------    -------      -------     --------      -------
Income (loss) before income taxes....  (18,253)   (11,501)     (10,998)      (5,397)         636
Provision (credit) for income taxes..    4,170     (1,561)      (1,850)      (1,530)         312
                                        ------    -------      -------     --------      -------
Net income (loss).................... $(22,423)  $ (9,940)   $  (9,148)   $  (3,867)    $    324
                                        ------    -------      -------     --------      -------
                                        ------    -------      -------     --------      -------
Net income (loss) on common stock.... $(26,442)  $(11,224)   $  (9,148)   $  (3,867)    $    324
                                        ------    -------      -------     --------      -------
                                        ------    -------      -------     --------      -------
Net income (loss) per share (1)...... $ (13.31)  $ (10.01)   $  (11.30)   $   (6.70)    $   0.60
                                        ------    -------      -------     --------      -------
                                        ------    -------      -------     --------      -------
Weighted average shares
   outstanding (1)...................1,987,264  1,121,269      808,947      581,556      557,798
                                     ---------  ---------      -------     --------      -------
                                     ---------  ---------      -------     --------      -------

Balance Sheet Data (at period end):
Working capital......................$    (487)  $ (1,149)    $  6,122     $ 10,293     $ 12,070
Total assets........................    15,151     27,151       22,203       22,028       22,257
Long-term liabilities................       65        259          164        4,004            -
Minority interest....................        -          -        1,034            -            -
Shareholders' equity.................    7,885     18,079       13,461       10,940       13,829


___________________

(1) Adjusted to give retroactive effect to a 1-for-10 reverse stock split effective April 16, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 31 of this Form 10-K.

All per share amounts, including shares issued or issuable pursuant to convertible securities, are adjusted to give retroactive affect to a 1 - for - 10 reverse split effective April 16 1999.

Overview

     Our business has evolved, and continues to evolve, to capitalize on market opportunities. We have added strategic capabilities and resources through the years, and continued to do so during 1998, to move our business from its roots as a demolition and deconstruction company to a full service environmental remediation company and plant relocation services company and, now, an energy project developer and manager. Our revenues were historically derived primarily from (1) contract decontamination and decommissioning services in a broad range of industrial and environmentally sensitive settings, including, but not limited to, plant dismantlement and relocation services, asbestos abatement services, and remediation of contaminated soil and groundwater; and (2) equipment and scrap sales. Our operations have been characterized by fluctuations in revenues and operating profits as projects begin and end. With the implementation of a strategic shift in our business in 1997, we expect to generate a growing base of recurring revenues and operating profits from energy and waste treatment projects and long-term nuclear facilities decommissioning and remediation projects while supplementing such revenues and profits with revenues from the Company's traditional environmental services and plant relocation services projects.

     During 1998, our principal contract services related to, and substantially all of our revenues were derived from, our East Dam Project and Oak Ridge Project and a number of smaller projects. The Oak Ridge Project is a DOE managed site and our most significant remediation project during 1998. We expect to complete our current work at the Oak Ridge Project by the second quarter of 1999 and anticipate that additional work at that site will be awarded to us upon completion of the current work. Traditional environmental services accounted for approximately 78% of our revenues during 1998, of which approximately 67% represented DOE, DOD and other government projects and 33% represented private sector projects. The East Dam Project accounted for the approximately 22% of our revenues during 1998 which were not attributable to traditional remediation projects. The East Dam Project was completed in November of 1998.

     Revenues recognized and jobs costs attributable to our contract services during 1998 were adversely affected by unforeseeable developments at the East Dam Project and on our project at the Boston State Hospital (the "Boston State Hospital Project"). On the East Dam Project, the scope of our services, and our bid, was based on preliminary project specifications established by the project owner. The amount payable with respect to our services on that project was subject to adjustment, up or down, based on the actual conditions encountered. As a result of the conditions encountered, the actual drill footage of the project was substantially less than the footage initially bid based on the specifications provided by the project owner. At the same time, we provided substantial additional services, as called for by the contract, as a result of change orders. Pursuant to the contract, compensation payable with respect to additional services resulting from change orders is subject to documentation and negotiation at the end of the project. The reduction in drill footage resulted in a decrease in estimated project revenues (not giving effect to amounts owing respect to change orders). As a result, estimated revenues to be recognized from the East Dam Project were reduced from approximately $20 million to $15 million. While total project revenues and 1998 revenues from the East Dam Project were less than anticipated as a result of the reduction in drill footage, job costs attributable thereto were substantially higher than originally anticipated as a result of the performance of additional services related to change orders. We have submitted a claim for approximately $10.8 million as additional compensation and cost reimbursement attributable to change orders. Pending payment for services related to change orders, during 1998, we recognized, as additional job costs, all costs attributable to the performance of those services but did not recognize any revenues which might be realized from those services. We will recognize as additional revenues, without any corresponding job costs, all amounts received, if any, with respect to change orders at such time as such amount is actually received.

     On the Boston State Hospital Project, we subcontracted certain portions of the project to Dockside Dismantling Corporation ("Dockside"). Dockside defaulted on its subcontract and abandoned the work for which it was responsible. In addition, we were notified of certain work deficiencies for which Dockside and, derivatively, the Company were allegedly responsible. We estimated the additional costs to complete and correct the work of Dockside at $1.2 million and reflected additional job costs in that amount. We made a claim against the bond ($500,000 performance and $500,000 payment) provided by Dockside's surety company. The surety company disclaimed coverage and litigation to collect on the bond was initiated. In January of 1999, we settled our claim against Dockside's surety company for $375,000 for the performance bond of which we received $300,000 after legal fees. The $500,000 payment bond was paid directly to Dockside's vendors and we received no funds from the payment bond. The results of the settlement were reflected in fourth quarter 1998 results.

     In the recurring revenue project arena, during 1998, we continued to invest substantial resources in our efforts to acquire and/or build, start-up, own and operate energy, waste treatment and other similar projects. We incurred approximately $4 million in direct costs during 1998 in connection with our efforts to enter those markets. At December 31, 1998, we were in advanced levels of discussions with respect to more than a dozen potential energy, waste treatment and similar projects and in February of 1999 we acquired our first operating energy facility, a 42 MW hydroelectric power plant in the Republic of Georgia. We expect to begin recognizing revenue from the Georgia Power Project by the second quarter of 1999. Additionally, we expect to complete development of, and to begin realizing revenues from, one or more other energy and/or waste treatment facilities before the end of 1999. See "Business -- Energy and Waste Treatment Project Development and Management Services."

     We performed no plant relocation projects during 1998. With the financial crises in Asia and other lesser developed regions and a dramatic downturn in the price of oil, the demand for plant relocation services was curtailed in 1998 and is expected to continue to be curtailed until an improvement occurs in those regions.

     In addition to our core operations, we have entered into selected strategic investments and undertakings. Those investments and undertakings, as of the first quarter of 1999, include (1) an equity investment in Life, (2) our formation of Seven Star to distribute Life water products in southeast Asia and to pursue other opportunities in southeast Asia, (3) acquisition by Seven Star of a license covering the bottling rights and distribution of the Life superoxygenation process in southeast Asia, and (4) our acquisition of an interest in Kortmann Polonia. During 1998, we invested approximately $1.1 million in these ventures. We did not recognize any revenues from those ventures during 1998 but expect to begin realizing revenues from the water distribution operations of Seven Star and from the sale of certain real estate holdings of Kortmann Polonia during 1999.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Total revenues increased by approximately 11.2% from $17.9 million for the year ended December 31, 1997 to $20 million for the year ended December 31, 1998. Contract service income increased for the period by 12.3% from $17.8 million in 1997 to $20 million in 1998. The increase in contract service income was attributable to increased project volume from our Oak Ridge office (up $6.6 million) which was partially offset by a decrease in project volume from our Boston office (down $4.7 million). The East Dam Project accounted for approximately $4.4 million, 22%, of revenues in 1998 and the Oak Ridge Project accounted for approximately $3.6 million, 18%, of revenues in 1998. The environmental remediation business has been marked by increasing competition and pressure on job margins. In light of such operating environment, during 1998, as in 1997, we opted to only pursue specialized niche projects where projects risks could be limited and higher margins attained. 1998 contract service revenues exclude approximately $12.1 million of additional compensation claimed as being owing with respect to services performed under change orders, including $10.8 million attributable to the East Dam Project. Such additional compensation will be recognized as revenues at such time as such amounts are paid, if ever.

     Surplus equipment and scrap sales decreased from $96,000 for the year ended December 31, 1997 to $0 in 1998 due primarily to the sale in 1996 of substantially all of our surplus equipment, other than generators.

     Cost of sales. Cost of sales, which includes direct job costs, cost of equipment sales, and write-down of our surplus generator inventory, increased by approximately 15.3% from $17.6 million for 1997 to $20.3 million for 1998. Direct job costs increased by 19.4% during 1998 and increased from 95.4% to 101.5% of contract income. The primary elements of such increase in job costs were materials and supplies, job salaries, subcontracting and disposal expense. The decrease in gross margins during 1998 was attributable primarily to unforeseeable costs incurred on several contracts, including the East Dam Project and Boston State Hospital, where we, at December 31, 1998, were seeking to recover an aggregate of $8.4 million of additional costs incurred as a result of change orders from clients. The change order related job costs were recognized in full during 1998 but no revenue attributable to those change orders was recognized. As a result, the East Dam Project and Boston State Hospital Project incurred negative gross margins during 1998.

     As a result of the lack of sales of surplus equipment during 1998, cost of equipment sales were $0 as compared to $47,000 during 1997.

     In addition to the routine changes discussed above, cost of sales reflects a write-down of the Company's surplus generator inventory of $600,000 in 1997.

     General and administrative expense. General and administrative expenses increased by 22.9% from $10.5 million (58.8% of gross revenues) in 1997 to $12.9 million (64.5% of gross revenues) in 1998. The increase in general and administrative expenses was primarily attributable to (1) a $1.9 million expense for options granted to consultants to purchase 122,000 shares of common stock at the market price on the date of grant, (2) a $0.3 million increase in professional fees (principally attributable to professional services relating to efforts to commence energy and waste treatment markets in foreign countries and increased litigation expenses) in 1998 as compared to 1997, (3) increased salary expense, office expense and travel and entertainment expenses related to increased activity in foreign projects, and (4) a $154,000 audit refund of workers compensation insurance which reduced general and administrative expense during 1997. Included in general and administrative expense was a $1 million write-down during 1998 and a $1.2 million write-down during 1997 of the Company's note receivable from UPE. Direct costs associated with efforts to acquire and/or build, start-up, own and operate energy, waste treatment and other similar projects totaled approximately $4 million during 1998 and $2 million during 1997.

     Depreciation and amortization. Depreciation and amortization expense decreased by approximately 14.3% from $0.7 million in 1997 to $0.6 million in 1998. The decrease in depreciation and amortization expense was primarily attributable to a decrease in amortization of deferred issuance costs.

     Loss from operations. Loss from operations increased to $13.9 million during 1998 from $11 million during 1997. As a percentage of revenues, loss from operations increased from 61.3% in 1997 to 69.5% in 1998.

     Interest income and expense. Net interest expense increased from $0.5 million in 1997 to $4.3 million in 1998. The increase in interest expense was primarily attributable to $4.2 million of amortization of the beneficial conversion feature of the convertible notes and warrants issued during 1998.

     Income taxes. The provision for income taxes totaled $4.2 million during 1998 as compared to a credit for income taxes of $1.6 million in 1997. The increase in the income tax expense for 1998 was attributable to the write-off of the Company's deferred tax asset in the amount of $4.2 million during 1998.

     Miscellaneous. During fiscal years 1997 and 1998, no provision was made for post retirement benefits subject to FAS 106.

     As a result of the foregoing, we reported a loss before taxes of $18.3 million and a net loss of $22.4 million for 1998 as compared to a loss before taxes of $11.5 million and a net loss of $9.9 million for 1997. The net loss attributable to common stock was increased by the preferred stock dividends ($189,000 in 1998 and $174,000 in 1997) and an accounting "deemed dividend" ($3.8 million in 1998 and $1.1 million in 1997) arising from the amortization of the beneficial conversion feature of preferred stock. Earnings per share has been calculated to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that we reflect the difference between the market price of the common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date amortized over a period from that date until the date on which the preferred stock becomes convertible.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues. Total revenues decreased by approximately 17.1% from $21.6 million for the year ended December 31, 1996 to $17.9 million for the year ended December 31, 1997. Contract service income decreased for the period by 14.4% from $20.8 million in 1996 to $17.8 million in 1997. The decrease in contract service income was attributable to a lower volume due to a more selective bidding process wherein we only bid on projects with higher gross margins. The environmental remediation business has been marked by increasing competition and pressure on job margins. In light of such operating environment, during 1997 we opted to only pursue specialized niche projects where projects risks could be limited and higher margins attained. Surplus equipment and scrap sales decreased by 85.4% from $834,000 from the year ended December 31, 1996 to $96,000 in 1997 due primarily to the sale in 1996 of $634,000 of glass lined brewery tanks.

     Cost of sales. Cost of sales, which includes direct job costs, cost of equipment sales, and write-down of our surplus generator inventory, decreased by approximately 21.4% from $22.4 million for 1996 to $17.6 million for 1997. Direct job costs decreased by 20.9% during 1997 and decreased from 103.3% to 95.4% of contract income. The primary elements of such decrease in job costs were materials and supplies, job salaries, subcontracting and disposal expense. The lower gross margins during 1996 was attributable primarily to cost overruns on several contracts, including the Los Alamos project where we, at December 31, 1997 and December 31, 1998, were seeking to recover $2.1 million of additional costs incurred as a result of change orders from clients.

     Cost of equipment sales decreased 92.7% during 1997 and decreased from 77.1% to 49.0% of equipment revenues. The decrease in cost of equipment sales and the increase in gross margin was attributable to the sale, in a bulk transaction, of $634,000 in tanks mentioned previously during 1996.

     In addition to the routine changes discussed above, cost of sales reflects a write-down of the Company's surplus generator inventory of $600,000 in 1997 and $300,000 in 1996.

     General and administrative expense. General and administrative expenses increased by 9.4% from $9.6 million (44.4% of gross revenues) in 1996 to $10.5 million (58.8% of gross revenues) in 1997. The increase in general and administrative expenses was primarily attributable to the write-down of a portion of notes receivable from UPE ($1,200,000).

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

     Interest income and expense. Net interest expense increased from $0.0 million in 1996 to $0.5 million in 1997. The increase in interest expense was primarily attributable to $0.7 million amortization of debt discount on the convertible notes issued during 1997.

     Income taxes. Credit for income taxes decreased from $1.9 million in 1996 to $1.6 million in 1997. The decrease in the income tax credit for 1997 was primarily attributable to a higher valuation allowance against the net operating loss from foreign operations.

     Miscellaneous. During fiscal years 1996 and 1997, no provision was made for post retirement benefits subject to FAS 106.

     As a result of the foregoing, we reported a loss before taxes of $11,501,000 and a net loss of $9,940,000 for 1997 as compared to a loss before taxes of $10,998,000 and a net loss of $9,148,000 for 1996. The net loss attributable to common stock was increased by the preferred stock dividends ($174,000) and an accounting "deemed dividend" ($1,110,000) arising from the amortization of the beneficial conversion feature of the Series B Preferred Stock. Earnings per share has been calculated to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that we reflect the difference between the market price of the Company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaling $1,109,589) and has amortized the dividend over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock.

Liquidity and Capital Resources

     At December 31, 1998, we had a working capital deficit of approximately $0.5 million and a cash balance of $0.4 million. This compares to a deficit in working capital of $1.1 million and a cash balance of $0.6 million at December 31, 1997. The changes in working capital and cash were primarily attributable to a combination of the loss incurred during 1998 and the affects of (1) the conversion into common stock of $3,025,000 of notes payable which were classified as a current liability at December 31, 1997, (2) the receipt of $3.2 million of net proceeds from the sale of Series C Convertible Preferred Stock,
(3) the receipt of $1.35 million of net proceeds from the sale of Series RR Convertible Preferred Stock, and (4) the receipt of $2.1 million from the exercise of warrants and stock options.

     Approximately $1.9 million of working capital consisted of unbilled costs and estimated earnings on ongoing projects. Such amounts are expected to be received during 1999 as projects progress with all such amounts being payable to the Company by the completion of such projects.

     Also included in the working capital balance at December 31, 1998 was $0.6 million of surplus equipment inventory (net of a $0.9 million valuation reserve) held for sale which gross inventory level was identical to that reported at December 31, 1997. The inventory reflects the sale of substantially all surplus equipment inventory, other than generators in connection with the formation of a marketing alliance during 1995. The remaining inventory consists of nineteen
(19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated market price of the generator inventory is twelve million dollars. Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items. It is our intent to incorporate this inventory in future projects.

     At December 31, 1998, we had approximately $30 million of operating loss carry-forwards that may be applied against future taxable income. $2.3 million of such losses expire in the year 2010 , $9.1 million in the year 2011, $8.6 million in the year 2012 and the balance the following year. Based on our continuing operating losses, we wrote-off our deferred tax asset during 1998 and no such assets was reflected at December 31, 1998.

     Accounts receivable decreased by 37.2% from 1997 to 1998. As a percentage of revenues, accounts receivable decreased from 22.8% in 1997 to 12.9% in 1998. The decrease in accounts receivable, in dollar amount and as a percentage of revenues, was attributable to the receipt in early 1998 of payments of past due amounts totaling $1.2 million from three customers. The deferral of such payments from 1997 to 1998 increased both the amount of receivables and the percentage of sales for 1997.

     Unbilled revenue as a percentage of quarterly contract income was 0% at December 31, 1993, 31% at December 31, 1994, 56% at December 31, 1995, 26% at
December 31, 1996, 11% at December 31, 1997 and 35% at December 31, 1998. Also, accounts payable have constantly decreased since 1994 whereas accounts receivable and unbilled revenues have increased substantially during this period. Prior to going public in April 1994, most of the our revenues were generated in the private sector. Many of these contracts had substantial initial mobilization payments and generated positive cash flow during the life of the contract. Since then the company has been successful, as a result of its growth strategy, in obtaining a number of government contracts at major DOE and DOD sites. This work was obtained as a direct result of opening three new regional offices. The experience with these contracts has been negative cash flows until we near contract completion. This is due to the requirement that we submit a schedule and a schedule of values at the beginning of the job and bill according to the percent complete of each item in the schedule of values - not the costs we have incurred. Our jobs of any size are at a risk of being front end cost loaded when there is little progress to report (i.e., we cannot bill until the structure is demolished). We are aware of this problem and are trying to remedy it by maximizing mobilization costs in the schedule of values, requiring subcontractors to bill on the same basis and aggressively negotiating better (less front end cost loaded) schedule of values.

     We previously tried to increase payment terms to vendors by paying them after we received payment. This method was unsuccessful. Many vendors put us on a COD basis and our D&B rating weakened because D&B's file showed "increased slowness in the company's payment record." This lower rating hurt in attempts to establish credit with new vendors. In an effort to establish and maintain good relationships with our vendors, we now pay vendors within terms to fifteen days late and hope to improve our D&B "paydex rating." The paydex rating of 60 is much worse than the average of the lower quartile for the industry of 68 (median for the industry is 75).

     As a result of the loss incurred during 1998, operating activities used $7.7 million in cash during 1998. We also used $1.1 million in cash for investing activities during 1998 for (1) acquisition of additional shares of stock of Life for $0.2 million, (2) acquisition of a 75% interest in Kortmann Polonia for $600,000, and (3) a capital contribution to Seven Star of $300,000. See "Business -- Other Services, Products and Investments." Cash flows from financing activities totaled $7.1 million during 1998 and consisted principally of (1) $2.6 million in proceeds received from the exercise of various warrants and options, and (2) $4.6 million in net proceeds from convertible securities issuances.

     In addition to the foregoing items which impacted cash flows during 1998, we carried out several non-cash transactions and transactions with subsidiaries not reflected in the Company's cash flow statements. Among the non-cash transactions entered into during 1998 were (1) the beneficial conversion feature on the Series C and Series RR Convertible Preferred Stock of $3.8 million and,
(2) the conversion of $3.025 million of convertible promissory notes and $4.9 million of Series C and Series RR Convertible Preferred Stock into common stock. Transactions with subsidiaries during 1998 related principally to the capitalization of various subsidiaries formed to deploy the Kocee Gas Generator technology. At December 31, 1998, loans to Global Waste and Energy, Inc., a 90% owned subsidiary, for those purposes totaled $3.3 million. Such loan is repayable on demand with interest at 9.25%.

     We require substantial working capital to support our ongoing operations. As is common in the environmental services industry, payment for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, we must typically fund substantial project costs, including significant labor and bonding costs, from financing sources within and outside of the Company. Certain contracts, in particular those with United States governmental agencies, may provide for payment terms of up to 90 days or more and may require the posting of substantial performance bonds which are generally not released until completion of a project.

     Operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Since April of 1994, we have carried no bank debt and have funded operations principally through the sale of equity securities and securities convertible into equity securities. At December 31, 1998, we had no bank debt and no significant long-term debt and were funding operations entirely through cash on hand and operating cash flow.

     In February of 1997, we sold 300 shares, or $3.0 million, of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to provide funding for the East Dam Project and other projects on which work commenced during the first half of 1997. 30 shares of the Series B Preferred Stock were converted during 1997 resulting in the issuance of 19,292 shares of common stock. The remaining 270 shares of Series B Preferred Stock were converted during 1998 resulting in the issuance of an additional 135,944 shares of common stock.

     On August 13, 1997, we completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 267,500 three year Warrants (the "$30.00 Warrants"). The Convertible Notes were convertible into Common Stock at the lesser of (i) $27.50 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The $30.00 Warrants are exercisable for a three year period at the lesser of $30.00 per share or the lowest conversion price of the Convertible Notes. The Convertible Notes paid interest at 7% payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. In the event that a registration statement covering the shares underlying the Convertible Notes had not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes would increase to 18% and 24%, respectively, from those dates until such a registration statement became effective. The registration statement was declared effective in January 9, 1998. The amount of additional interest expense was $54,500. All of the Convertible Notes were converted during 1998 resulting in the issuance of 115,267 shares of common stock.

     The value, totaling $4,818,750, of the discounted conversion feature on the Convertible Notes and the value of the $30.00 Warrants has been accounted for as additional interest via a debit to debt discount and a credit to paid-in-capital. The debt discount has been calculated as the fixed discount from the market at the date of sale based upon the common stock's trading price of $40 per share on August 13th. This interest was being amortized over the period from the date of issuance to the date the Convertible Notes were first convertible, January 8, 1998, and for the $30.00 Warrants to June 30, 1998. During 1997, $600,000 was amortized and recorded as interest expense. During 1998, $4,218,750 was charged to interest expense.

     In February of 1998, we sold 3,600 shares of Series C 7% Convertible Preferred Stock (the "Series C Preferred Stock") and 235,000 Four Year $50.00 Warrants (amended on June 2, 1998 to $37.50)(the "$37.50 Warrants"). The aggregate sales price of such securities was $3,600,000. Commissions totaling 10% were paid in connection with the placement. The Series C Preferred Stock was convertible into Common Stock at the lesser of (i) $45.00 per share (amended on June 2, 1998 to $32.50) or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The $37.50 Warrants are exercisable for a four year period at the lesser of $37.50 per share or the lowest conversion price of the Series C Preferred Stock. The Series C Preferred Stock paid dividends at 7% per annum payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. All 3,600 shares of Series C Preferred Stock were converted during 1998 resulting in the issuance of 640,747 shares of Common Stock.

     In February of 1998, we issued 127,000 Three Year $45.00 Warrants (the "Lock-Up Warrants"). The Lock-Up Warrants were issued in conjunction with the execution of Lock-Up Agreements by the holders of $30.00 Warrants whereby the holders of such warrants agreed not to resell any shares underlying those warrants prior to July 30, 1998. The Lock-Up Warrants are exercisable for a three year period at $45.00 per share.

     In June of 1998, we issued 26,688 $60.00 and 26,688 $67.50 Warrants (the "Reload Warrants"). The Reload Warrants were issued as an inducement for early exercise by the holders of certain $30.00 Warrants and are exercisable to the extent of one $60.00 Warrant and one $67.50 Warrant for each $30.00 Warrant previously exercised. The $60.00 Warrants and $67.50 Warrants are exercisable for a period of one year commencing June 8, 1998 to purchase Common Stock at $60.00 and $67.50 per share, respectively. Exercise of the $60.00 Warrants and $67.50 Warrants is subject to the restrictions that the holders, individually, will not beneficially own in excess of 4.99% of the Common Stock following any exercise.

     In August of 1998, we sold 1,500 shares of Series RR 6% Convertible Preferred Stock (the "Series RR Preferred Stock"). The aggregate sales price of such securities was $1,500,000. Commissions totaling 10% were paid in connection with the placement. The Series RR Preferred Stock is convertible into Common Stock at the lesser of (i) $22.50 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. Conversion of the Series RR Preferred Stock is subject to the issuance of a maximum of 360,000 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. In the absence of shareholder approval of issuances above 360,000 shares, the holders of the Series RR Preferred Stock remaining outstanding if and when 360,000 shares have been issued will have the right to demand redemption of the Series RR Preferred Stock at 120% of the principal balance outstanding. The Series RR Preferred Stock pays an annual dividend of 6% payable semi-annually or on conversion or at redemption in cash or Common Stock, at the Company's option. As of December 31, 1998, 1,285 of the shares of Series RR Preferred Stock had been converted resulting in the issuance of an aggregate of 359,981 shares of Common Stock. Subsequent to December 31, 1998, demand for conversion or redemption of the remaining 215 shares of Series RR Preferred Stock had been submitted. As of March 15, 1999, negotiations were ongoing with the holder of the Series RR Preferred Stock with respect to the deferral of payment of the redemption price or conversion of the remaining shares of Series RR Preferred Stock pending the receipt by the Company of funding to pay the redemption price or until the annual shareholders meeting when approval of conversions above the 360,000 share cap would be solicited.

     During the fourth quarter of 1998, we agreed to amend the terms of certain warrants to reduce the exercise price of those warrants for certain warrant holders who had indicated a willingness to exercise currently outstanding warrants. Pursuant to such agreement, the exercise price of those warrants was reduced to $3.30 per share until December 31, 1998, and $10.00 thereafter, and the Company obtained the right to call the warrants for redemption. In total, the exercise prices were reduced on 117,651 of the $30.00 Warrants, 67,000 of the Lock-Up Warrants, 15,750 of the $60.00 Reload Warrants, and 15,750 of the $67.50 Reload Warrants.

     During 1998, a total of 243,731 warrants were exercised resulting in net proceeds to the Company of $2,620,000.

     Also during 1998, Frank Falco, Chairman of the Board of Directors and Chief Operating Officer of the Company, paid the Company $490,000, which represented payment in full of all amounts due from officers to the Company.

     Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, we presently have no sources of financing or commitments to provide financing. A total of approximately 34,000 Class A Warrants (after giving effect to the April 1999 reverse split)issued in connection with our initial public offering were outstanding and exercisable at December 31, 1998. Such warrants are exercisable to purchase two shares of common stock each for a price of $90.00, or $45.00 per share. The warrants were originally exercisable until April of 1999 unless earlier called. We declared a 1-for-10 reverse split of our Common Stock and Class A Warrants effective April 16, 1999 and extended the term of the Class A Warrants to April of 2000. Exercise of the warrants would provide gross proceeds of approximately $3.1 million and result in the issuance of approximately 70,000 shares after giving effect to the reverse split. However, given the current price of the Company's Common Stock, it is not expected that the Class A Warrants will be exercised in the foreseeable future.

     In addition to funds used to support ongoing operations, we utilized funds to make various strategic investments during 1998. Funds utilized for strategic investments during 1998 have been principally invested in (1) Seven Star, (2) Kortmann Polonia, and (3) implementation of strategic initiatives designed to facilitate entry into the market for recurring revenue projects ("Vision 2000"). See "Business -- Business Strategy" and "-- Other Services, Products and Investments."

     In January of 1998, we made a $300,000 payment representing our one half share of the capital of Seven Star. Seven Star is a joint venture between the Company and Jin Xin and is incorporated in The British Virgin Islands. Seven Star has entered into a license agreement with Life for the right to process, produce, promote and sell Life products in the Peoples Republic of China
(including Hong Kong), Taiwan, Indonesia and Singapore, and elsewhere in southeast Asia. The license agreement requires a minimum royalty of $400,000 for the first year which was paid upon execution of the license agreement.

     In November of 1998, we paid $600,000 to acquire a 75% interest in Kortman Polonia, a Polish company with substantial real estate holdings. Kortmann Polonia has initiated discussions with various real estate developers and major U.S. retailers with respect to the sale of various real estate tracts and the development and leasing of the remaining tracts.

     In addition to funding requirements to support ongoing operations, we have committed substantial capital resources to implementation of the strategic initiative known as "Vision 2000." The focus of Vision 2000 is to position the Company as a leading participant in the global energy and waste treatment market and in the nuclear facility decommissioning and site revitalization market. The development and initial implementation of Vision 2000 initiatives have required substantial capital expenditures and can be expected to continue to require substantial capital expenditures in the future. Direct investments in potential energy and waste treatment projects undertaken under the Vision 2000 initiative, excluding corporate overhead allocable to such initiative, totaled approximately $9 million at December 31, 1998. Capital expenditures and other outlays to bring proposed projects to an operational state are expected to far exceed the investment to date. In particular, the proposed El Salvador Power Project, is expected to cost approximately $55 million to develop and will require substantial funding beyond that which the Company can presently provide. We have entered into discussions with several potential equity investors in the El Salvador Power Project. We are also in discussion with a major project financing source with respect to the provision of debt financing for the balance of the cost above the contributions of the Company and its equity partner. Similarly, in connection with our acquisition of a controlling interest in the Georgia Power Project, we agreed to perform a technical evaluation on the facility and, depending on the results of that evaluation, to invest up to $9 million over the life of the facility for repairs and rehabilitation. The ability to successfully bring the El Salvador Power Project, and other similar projects, on line, carry out any required repairs and rehabilitation on the Georgia Power Project and implement other Vision 2000 initiatives is substantially dependent upon our ability to secure project financing and other financing. While we believe that we will be able to attract adequate financing to develop the El Salvador Power Project and other anticipated projects, we have no definitive commitments to provide financing for those projects and there is no assurance that such financing will be available. Other than funding Vision 2000 initiatives and bonding and other job costs, we do not anticipate any substantial demands on our liquidity or capital resources during the following twelve months.

     At December 31, 1998, we had submitted claims for additional compensation related to change orders on various projects totaling approximately $15 million. The most significant of these claims relate to the East Dam Project ($10.8 million) and a DOE project in Los Alamos, New Mexico which was completed in 1997 ($2.8 million). We are presently aggressively pursuing collection of these claims and expect that we will be able to collect substantially all amounts claimed if we continue to pursue such claims through litigation, if necessary. However, it is possible that we will compromise some of our claims for additional compensation accepting lesser amounts in favor of a more timely resolution of such claims and the receipt of funds with respect to the same. Our claim with respect to the East Dam Project has been approved by our general contractor on the project but has not, as yet, been approved by the project owner. Our general contractor agreed in the first quarter of 1999 to release our retainage on the project ($750,000). There can be no certainty as to the amount, if any, which we will receive with respect to our claims on change orders and when, if ever, we will receive such amounts.

     In March of 1999, our management appeared before a Nasdaq hearing panel regarding the possible de-listing of our common stock for failure to maintain a minimum bid price of at least $1.00. In order to address the deficiency in minimum bid price, we proposed and have approved a 1-for-10 reverse split of our common stock and warrants to be effective April 16, 1999. We expect a decision from Nasdaq during April. If our stock is ultimately de-listed from Nasdaq, our ability to raise capital through the sale of equity securities may be adversely impacted. As we sold equity securities on multiple occasions in recent years to finance operating losses, de-listing of our common stock could be expected to have a material adverse effect on our cost of capital and ability to fund future operations.

     We believe that our working capital, combined with the expected receipt of funds from the resolution of certain change orders and litigation, is sufficient to meet our anticipated needs, other than project financing requirements discussed above, for at least the following twelve months, including the performance of all existing contracts of the Company. However, as there is no assurance as to the timing or amount of the receipt of funds from change orders, litigation or other sources, we may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs. While we are conducting ongoing discussions with various potential lenders with a view to establishing available credit facilities, we presently have no commitments from any bank or other lender to provide financing if such financing becomes necessary to support operations.

Year 2000 Issue

     We recognize the need to ensure that our operations, as well as those of third parties with whom we conduct business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. We are addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including a review of all software applications, desktop equipment network, and telecommunications products used by the Company to determine if they are Year 2000 compliant. We will also send questionnaires to our major customers and suppliers to assess their Year 2000 readiness, review all contacts for year 2000 liability and will develop remediation and contingency plans where appropriate. We expect to complete this work by this end of the second quarter 1999.

     The costs of achieving Year 2000 compliance to date have been immaterial to our financial position, results of operations or cash flows. We do not anticipate that additional amounts incurred in connection with our Year 2000 compliance program will be material to our financial condition or results of operations.

     Due to the uncertainties involved, we cannot predict the impact of the Year 2000 on our operations. Achieving Year 2000 compliance is dependent on many factors, some of which are not within our control, including without limitation, the continuity of service provided by the government, utilities, transportation industry and other service providers. Should one of these systems fail, or should our internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, our business and results of operations could be adversely affected.

Certain Factors Affecting Future Operating Results

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: uncertainty with respect to the continued listing of our Common Stock on Nasdaq; uncertainty with respect to our ability to finance continued operating losses and future growth initiatives pursuant to "Vision 2000"; possible fluctuations in the growth and demand for energy and waste treatment services in markets in which the Company may seek to establish energy production and waste treatment operations; intense competition for establishment of energy production, waste treatment and similar operations in growing economies; currency, economic, financing and other risks inherent in establishing operations in foreign markets; uncertainty regarding the rate of growth in demand for nuclear decommissioning and site revitalization services; continued delays in awarding and commencing contracts; delays in payment on contracts occasioned by dealings with governmental and foreign entities; changes in accepted remediation technologies and techniques; fluctuations in operating costs associated with changes in project specifications and general economic conditions; substantial fluctuations in revenues resulting from completion and replacement of contracts and delays in contracts; economic conditions affecting the ability of prospective customers to finance projects; and other factors generally affecting the timing and financing of projects. In addition to the foregoing, the following specific factors may affect future operating results.

     At December 31, 1998, we had a backlog of approximately $8 million of signed services contracts as compared to a backlog of approximately $31 million at December 31, 1997. The largest projects in our backlog at December 31, 1998 were the Oak Ridge asset recovery project, with an estimated value of services to be performed of $4 million, and the North Rim project, with an estimated value of services to be performed of $3 million. The Oak Ridge project began in March 1998 and the North Rim project is expected to begin in May 1999 with both projects scheduled to be completed during 1999. However, the elapsed time from the award of a contract to commencement of services, and completion of performance, may be two or more years. The backlog at December 31, 1998 does not include services expected to be rendered under the EWN project in Germany. The total German government funding for the EWN project is approximately $3.65 billion. We anticipate that we will perform as much as $700 million of services at the EWN site over a ten year period. We expect to finalize a comprehensive agreement for the revitalization of the EWN site during the first half of 1999 and to be performing remediation services during the second half of 1999. Because of the uncertainty as to the actual start date for services at the EWN site, no estimate can be made as to the value of services expected to be rendered during 1999.

     In addition to existing contracts, we are presently bidding on, or propose to bid on, numerous projects in order to replace revenues from projects which will be completed during 1999 and to increase the total dollar volume of projects under contract. We anticipate that efforts to bid on and secure new contracts will focus on projects which can be readily serviced from the regional offices as well as certain large international plant relocation projects and nuclear decommissioning projects which we intend to pursue. Our regional offices, particularly the Oak Ridge, Tennessee offices, are strategically located in areas having a high concentration of prospective governmental and private remediation sites. While bidding to perform services at such sites is expected to be highly competitive, we believe that our existing presence on adjacent projects combined with our proven expertise and resources will allow us to successfully bid on and perform substantial additional projects based out of our regional offices.

     In addition to remediation and plant relocation projects on which we are presently bidding or negotiating, during 1997 and 1998 we entered the energy production and waste treatment services market. We expect to begin energy production and sales at our Georgia Power Project during the second quarter of 1999 and expect to begin operations at, and to receive revenues from, various other energy and waste treatment projects and nuclear decommissioning projects at various sites by as early as the second half of 1999. See "Business -- Energy and Waste Treatment Project Development and Management Services."

     While we anticipate that entry into the energy production, waste treatment and nuclear facilities decommissioning and site revitalization market will provide significant opportunities for sustainable growth in both revenues and operating profits, entry into those markets requires substantial capital commitments and involves certain risks. Undertaking energy production, waste treatment and nuclear decommissioning projects can be expected to require capital expenditures of as little as several million dollars to hundreds of millions of dollars per project. We do not currently have the necessary capital resources to undertake such ventures without third party financing. We anticipate that we will take on equity partners and seek third party debt financing to finance substantial portions of the projects which we expects to undertake. While we have been successful in attracting substantial partners in carrying out various phases of the EWN nuclear decommissioning/site revitalization project, we have no commitments from potential partners and financing sources to provide funding for future projects and there is no assurance that such partners and financing sources will be available, or will provide financing on acceptable terms, if and when we commence future projects.

     There is uncertainty as to our ability to continue to operate as a result of continuing losses and a lack of currently available resources to fund future operations. In an effort to deal with these concerns, we are presently evaluating the sale or other liquidation of various long-term assets which we believe can provide adequate funding to support future operations. In March of 1999, we agreed to accept $300,000 in full settlement of our note receivable from UPE relating to the sale of our surplus equipment inventory. The settlement is payable $150,000 at closing with the balance payable in monthly installments over eight months. We are presently evaluating the sale of properties in Poland and the potential compromise of our claims for additional compensation on the East Dam project as sources of additional funds. We believe that adequate funding will be provided from the efforts described to support our operations for the foreseeable future. However, in the absence of receipt of adequate funding from those, or other, sources, our ability to continue to operate at the current level is in doubt.

Impact of Inflation

     Inflation  has not been a major  factor in our  business  since  inception.
There can be no assurances that this will continue. However, it is anticipated that any increases in costs can be passed on to customers in the form of higher prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Samuel Klein and Company, appears on pages F-1 through F-37 of this report. See Index to Financial Statements on page 37 of this report.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

          (1)  Consolidated   Financial  Statements:   See  Index  to  Financial
               Statements on page 37 of this report for financial statements and supplementary data filed as part of this report.

          (2)  Financial Statement Schedules

               None

          (3)  Exhibits

   Exhibit
   Number                          Description of Exhibit
  ---------                       -------------------------

      3.1    Restated Certificate of Incorporation of IDM Environmental Corp.(1)
      3.2    Bylaws, as amended, of IDM Environmental Corp. (3)
      4.1    Specimen Common Stock Certificate (1)
      4.2    Specimen Class A Warrant Certificate (1)
      4.3    Form of Class A Warrant Agreement (1)
      4.4*   Amendment to Class A Warrant Agreement, dated April 7, 1999
      4.5    Certificate of Designation fixing terms of Series A Junior
             Participating Preferred Stock (2)
      4.6    Warrant Agreement dated February 12, 1997 (6)
      4.7    Certificate of Designation of Series RR Preferred Stock (9)
     10.1    Lease Agreement between International Dismantling & Machinery
             Corporation and L&G Associates dated March 1, 1993 for site in
             South River, New Jersey (1)
     10.2+   1993 Incentive Stock Option Plan, as amended (3)
     10.3+   1995 Incentive Stock Option Plan (3)
     10.4+   1998 Comprehensive Stock Option and Award Plan (8)
     10.5+   Employment Agreement between the Company and Joel Freedman, as amended, dated February 1, 1996 (3)
     10.6+   Employment Agreement between the Company and Frank Falco, as amended, dated February 1, 1996 (3)
     10.7+   Amendment, dated September of 1997, to Employment Agreement between the Company and Joel Freedman (8)
     10.8+   Amendment, dated September of 1997, to Employment Agreement between the Company and Frank Falco (8)
     10.9+   Second Amendment, dated February 1998, to Employment Agreement between the Company and Joel Freedman (8)
     10.10+  Second Amendment, dated February 1998, to Employment Agreement between the Company and Frank Falco (8)
     10.11+  Nonqualified  Stock Option  Agreement  between the Company and Joel
             Freedman (8)
     10.12+  Nonqualified Stock Option  Agreement  between the Company and Frank
             Falco (8)
     10.13   Alexander Charles Lentes Stock Option (7)
     10.14   Bernd Muller Stock Option (7)
     10.15   Stock Option Agreement with M.H. Meyerson & Co., Inc. dated August,
             1997 (8) 10.16 Nonqualified Stock Option Grant, dated January 8,
             1998, between the Company and The Boston Group (8)
     10.17   Amended and Restated Warrant Agreement with Rochon Capital Group
             Ltd. (7)
     10.18   Consulting Agreement dated May 23, 1997 between the Company and Ron
             Logerwell (8)
     10.19   Form of Agreement regarding confidential information and
             competition by employees (1)

     10.20   Form of Severance Agreement (3)
     10.21   Voting Agreement (1)
     10.22   Share Rights Agreement dated April 1, 1996 (2)
     10.23   License Agreement dated June 30, 1996 with Life International
             Products (4)
     10.24*  Amendment to License Agreement with Life International Products, dated October 1, 1998
     10.25   Form of Three Year $3.00 Warrant (5)
     10.26*  Protocol of Intention dated November 5, 1998 re: Georgia power plant
     10.27   License Agreement dated December 15, 1997 between Life
             International Products, Inc. and Seven Star International Holding,
             Inc. (8)
     10.28   Form of Lock-Up Agreement (8)
     10.29   Form of Lock-Up Warrant (8)
     10.30   Form of Four Year $5.00 Warrant (8)
     10.31   Consulting Agreement dated March 1997 with SAGA Promotions, Inc.(8)
     10.32   Stock Option Grant dated February 1998 to SAGA Promotions, Inc. (8)
     10.33   Stock Option Grant dated February 1998 to Aaron Lehman (8)
     10.34   Revised Memorandum of Understanding dated March 1998 re: Taiwan waste-to-energy project (8)
     10.35   Modification to Power Purchase Contract dated November 1997 re: El
             Salvador power project (8)
     10.36   Registration Rights Agreement dated August 10, 1998 with The
             Isosceles Fund Limited (9)
     10.37   Form of Amended and Restated Three Year $3.00 Warrant (10)
     10.38   Form of Amended and Restated Three Year $4.50 Lock-Up Warrant (10)
     10.39   Form of Amended and Restated One Year $6.00 and $6.75 Reload
             Warrants (10)
     10.40*  Contract, dated January 31, 1999, re: acquisition of interest in
             Zages Ltd.
     21.1*   List of subsidiaries
     23.1*   Consent of Samuel Klein and Company
     27.*    Financial Data Schedule

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

(5)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

(6)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's  Annual  Report on Form 10-K for the year ended  December  31,
     1996

(7) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form S-3 (Commission File No. 333-28485) declared effective by the Securities and Exchange Commission on January 9, 1998

(8)  Incorporated  by  reference  to the  respective  exhibits  filed  with  the
     Registrant's  Annual  Report on Form 10-K for the year ended  December  31,
     1997

(9) Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(10) Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   IDM ENVIRONMENTAL CORP.



                                                   By: /s/ Joel Freedman
                                                       -------------------
                                                        Joel Freedman
                                                        President

Dated:   April 15, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                             Date
  -------------                    ---------                         -------


/s/ Joel A. Freedman      President, Chief Executive Officer      April 15, 1999
----------------------    (Principal Executive Officer) and
Joel A. Freedman          Director


/s/ Frank A. Falco        Executive Vice President, Chief         April 15, 1999
----------------------    Operating Officer and Chairman
Frank A. Falco            of the Board of Directors


/s/ Michael B. Killeen    Treasurer (Principal Accounting         April 15, 1999
----------------------    and Financial Officer) and Director
Michael B. Killeen

/s/ Richard Keller
----------------------    Director                                April 15, 1999
Richard Keller


----------------------    Director                                April___, 1999
Frank Patti


----------------------    Director                                April___, 1999
Robert McGuinness

/s/ Mark Franceschini     Director                                April 15, 1999
----------------------
Mark Franceschini

                 IDM ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                          Page

Independent Auditor's Report..............................................F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997..............F-2

Consolidated Statements of Operations for the Years ended December
 31, 1998, 1997 and 1996..................................................F-3

Consolidated Statements of Stockholders' Equity for the Years ended
 December 31, 1998, 1997 and 1996.........................................F-4

Consolidated Statements of Cash Flows for the Years ended December
 31, 1998, 1997 and 1996..................................................F-5

Notes to Consolidated Financial Statements................................F-7

                          INDEPENDENT AUDITORS REPORT




The Board of Directors and Stockholders
IDM Environmental Corp. and Subsidiaries
South River, New Jersey


We have audited the accompanying consolidated balance sheets of IDM Environmental Corp. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDM Environmental Corp. and Subsidiaries as of December 31, 1998 and 1997, and the results of operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                             /s/ Samuel Klein and Company

                                             SAMUEL KLEIN AND COMPANY

Newark, New Jersey
April 5, 1999

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                    1998              1997
                                                                                   ------            ------

ASSETS
Current Assets:
  Cash and cash equivalents                                                      $   384,292       $   602,242
  Accounts receivable                                                              2,572,951         4,094,408
  Notes receivable - current                                                         367,198           116,457
  Inventory                                                                          582,517           582,517
  Costs and estimated earnings in excess of billings                               1,900,336           455,823
  Due from officers                                                                        -           369,541
  Prepaid expenses and other current assets                                          906,137         1,442,225
                                                                                  ----------        ----------
     Total Current Assets                                                          6,713,431         7,663,213

Investments in and Advances to Unconsolidated Affiliates                           2,454,521         3,453,309
Investment in Affiliate, at cost                                                   1,853,125         1,715,000
Notes Receivable - long term                                                               -         1,381,155
Debt Discount and Issuance Costs                                                      16,124         4,610,166
Deferred Income Taxes                                                                      -         4,170,000
Property, Plant and Equipment                                                      3,133,404         3,277,116
Other Assets                                                                         979,925           880,746
                                                                                  ----------        ----------
                                                                                 $15,150,530       $27,150,705
                                                                                  ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                             $    622,794      $  3,566,393
  Accounts payable and accrued expenses                                            6,578,070         5,159,635
  Billings in excess of costs and estimated earnings                                       -            86,604
                                                                                  ----------        ----------
     Total Current Liabilities                                                     7,200,864         8,812,632

Long-Term Debt                                                                        64,544           258,686
Minority Interest                                                                          -                 -
                                                                                  ----------        ----------
     Total Liabilities                                                             7,265,408         9,071,318
                                                                                  ----------        ----------
Commitments and Contingencies

Stockholders' Equity:
  Common stock, authorized 7,500,000 shares $.01 par value, issued
   and outstanding 2,947,298 in 1998 and 1,451,307 in 1997                            29,473            14,513
  Additional paid-in capital                                                      57,215,536        38,497,705
  Convertible preferred stock, authorized 1,000,000 shares $1.00 par value
    Series B, Issued and outstanding 0 shares in 1998 and 270 shares in 1997,
      stated at a conversion value of $10,000 per share                                    -         2,700,000
    Series RR, Issued and outstanding 215 shares in 1998 and 0 shares in 1997,
      stated at a conversion value of $1,000 per share                               215,000                 -
  Retained earnings (deficit)                                                    (49,574,887)      (23,132,831)
                                                                                  ----------        ----------
                                                                                   7,885,122        18,079,387
                                                                                  ----------        ----------
                                                                                $ 15,150,530      $ 27,150,705
                                                                                  ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Years Ended December 31,
                                                                 1998              1997              1996
                                                                ------            ------            ------

Revenue:
  Contract income                                            $20,018,564       $17,825,849        $20,807,491
  Sale of equipment                                                    -            96,050            834,355
                                                              ----------        ----------         ----------
                                                              20,018,564        17,921,899         21,641,846
                                                              ----------        ----------         ----------
Cost of Sales:
  Direct job costs                                            20,257,642        17,002,308         21,491,328
  Cost of equipment sales                                              -            47,057            643,242
  Write-down of inventory surplus                                      -           600,000            300,000
                                                              ----------        ----------         ----------
                                                              20,257,642        17,649,365         22,434,570

Gross Profit (Loss)                                             (239,078)          272,534           (792,724)
                                                              ----------        ----------         ----------

Operating Expenses:
  General and administrative expenses                         12,871,481        10,537,677          9,567,435
  Depreciation and amortization                                  626,766           723,415            668,227
  Equity in net loss of unconsolidated partnerships              194,243                 -                  -
                                                              ----------        ----------         ----------
                                                              13,692,490        11,261,092         10,235,662
                                                              ----------        ----------         ----------
Loss from Operations                                         (13,931,568)      (10,988,558)       (11,028,386)

Other Income (Expense):
  Interest income (expense)                                   (4,321,714)         (512,768)            30,542
                                                              ----------        ----------         ----------
Loss before Provision (Credit) for Income Taxes              (18,253,282)      (11,501,326)       (10,997,844)

Provision (Credit) for Income Taxes                            4,170,000        (1,561,000)        (1,850,000)
                                                              ----------        ----------         ----------
Net Loss                                                     (22,423,282)       (9,940,326)        (9,147,844)

Preferred Stock Dividends including amortization
  of beneficial conversion feature of $3,830,000
  and $1,109,589 in 1998 and 1997                              4,018,774         1,284,097                  -
                                                              ----------        ----------         ----------
Net Loss on Common Stock                                   $ (26,442,056)  $   (11,224,423)   $    (9,147,844)
                                                              ==========        ==========         ==========
Loss per Share:
  Basic loss per share                                         $  (13.31)       $   (10.01)      $     (11.30)
                                                              ==========        ==========         ==========
  Diluted loss per share                                       $  (13.31)       $   (10.01)      $     (11.30)
                                                              ==========        ==========         ==========
  Basic common shares outstanding                              1,987,264         1,121,269            808,947
                                                              ==========        ==========         ==========
  Diluted common shares outstanding                            1,987,264         1,121,269            808,947
                                                              ==========        ==========         ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      Additional    Convertible      Retained
                                                  Common Stock         Paid In       Preferred       Earnings
                                               Shares      Amount      Capital         Stock         (Deficit)
                                               ------      ------     ----------     -----------    -----------

Balances - January 1, 1996                    620,008     $ 6,200    $13,693,895           -    $ (2,760,564)
Surrender and Retirement of
  Common Stock by Officer                      (9,221)        (92)      (670,488)          -               -
Conversion of Convertible Notes
   to Common Stock                            114,390       1,144      3,319,108           -               -
Class A Warrants Exercised                    210,200       2,102      6,954,348           -               -
Private Placement Warrants                        750           8         33,742           -               -
Exercise of Underwriters Options               30,000         300      1,979,700           -               -
Common Stock Options Exercised                  4,146          41         55,248           -               -
Issuance of Non Qualified Options, pursuant
   to a consulting agreement                        -           -        210,312           -               -
Retirement of Common Stock, pursuant to
  a stock repurchase plan                     (10,000)       (100)      (216,400)          -               -
Net Loss for the Year Ended
   December 31, 1996                                -           -              -           -      (9,147,844)
                                             --------      -------   -----------   ----------     ----------
Balances - December 31, 1996                  960,273       9,603     25,359,465           -     (11,908,408)
Issuance of Convertible
   Preferred Stock February 1997                    -           -              - $ 3,000,000               -
Conversion of Preferred Stock
   to Common Stock                             19,292         193        289,237    (300,000)              -
Class A Warrants Exercised                    451,703       4,517      6,166,483           -               -
Stock Option Plan  Exercises                    4,539          45         62,996           -               -
Issuance of Non-Qualified Options,
  pursuant to consulting agreements                 -           -        456,340           -               -
Preferred Stock Beneficial Conversion feature       -           -      1,109,589           -               -
Preferred Stock Dividends                           -           -              -           -      (1,284,097)
Exercise of Non-Qualified Consulting Options   15,500         155        234,845           -               -
Discounted Conversion feature on
  Convertible Notes and Warrants                    -           -      4,818,750           -               -
Net Loss for the year ended
  December 31, 1997                                 -           -              -           -      (9,940,326)
                                             --------      -------   -----------   ----------     ----------
Balances - December 31, 1997                1,451,307      14,513     38,497,705   2,700,000     (23,132,831)
Issuance of Series C Convertible
  Preferred Stock February 1998                     -           -              -   3,600,000               -
Issuance of Series RR Convertible
  Preferred Stock August 1998                       -           -              -   1,500,000               -
Conversion of Series B Preferred
  Stock to Common Stock                       135,944       1,359      2,752,618  (2,700,000)              -
Conversion of Series C Preferred
  Stock to Common Stock                       640,747       6,407      3,508,564  (3,600,000)              -
Conversion of Series RR Preferred
  Stock to Common Stock                       359,981       3,600      1,192,693  (1,285,000)              -
Class A Warrants Exercised                    243,731       2,437      2,620,531           -               -
Stock Option Plan Exercises                       321           3          6,411           -               -
Conversion of Convertible Debt                115,267       1,153      2,908,464           -               -
Preferred Stock Dividends                           -           -              -           -      (4,018,774)
Discounted Conversion Feature
 on Preferred Stock and Warrants                    -           -      3,830,000           -               -
Issuance of Non-Qualified Options
 Pursuant to Consultants Agreements                 -           -      1,898,550           -               -
Net loss for the year ended

  December 31, 1998                                 -           -              -           -     (22,423,282)
                                             --------      -------   -----------   ----------     ----------
Balances, December 31, 1998                 2,947,298    $ 29,472    $57,215,536  $  215,000   $ (49,574,887)
                                            =========      =======   ===========   ==========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended December 31,
                                                                 1998              1997              1996
                                                                ------            ------            ------

Cash Flows from Operating Activities:
  Net loss on common stock                                 $ (26,442,056)    $ (11,224,423)     $(9,147,844)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
      Deferred income taxes                                    4,170,000        (1,561,000)       (1,956,400)
      Depreciation and amortization                              661,469           713,717           668,227
      Amortization of debt discount                              169,053           118,220                 -
      Amortization of beneficial conversion
          feature on convertible notes                         4,205,886           612,864                 -
      Amortization of beneficial conversion
          feature on preferred stock                           3,830,000         1,109,589                 -
      Interest expense on convertible debt
          converted to common stock                               63,621                 -                 -
      Dividend on convertible preferred stock
          converted to common stock                              188,774             8,517                 -
      Compensation cost of consultant stock options            1,898,550           456,340                 -
      Write-down of surplus inventory                                  -           600,000           300,000
      Provision for loss on notes receivable                   1,004,815         1,300,000           630,000
      Equity in net loss of unconsolidated affiliates            194,243                 -                 -
      Decrease (Increase) In:
        Accounts receivable                                    1,521,457         1,531,800            989,922
        Notes receivable                                         125,599            49,399           (283,893)
        Costs and estimated earnings in excess of billings    (1,444,513)        1,199,931          1,978,298
        Prepaid expenses and other current assets                536,088           498,224           (291,342)
        Recoverable income taxes                                       -                 -          1,114,442
      Increase (Decrease) In:
        Accounts payable and accrued expenses                  1,660,001        (1,946,192)         1,361,671
        Billings in excess of costs and estimated earnings       (86,604)              108           (833,079)
                                                              ----------        ----------          ---------
          Net cash used in operating activities               (7,743,617)       (6,532,906)        (5,469,998)
                                                              ----------        ----------          ---------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                  (517,757)         (305,533)          (574,832)
  Investment in affiliate                                       (138,125)         (415,000)        (1,300,000)
  Investment in and advances to unconsolidated affiliates        804,545        (3,453,309)                 -
  Acquisition of other assets                                    (99,179)         (567,500)          (313,246)
  Loans and advances(to) from officers                           369,541          (160,865)          (330,768)
                                                              ----------        ----------          ---------
          Net cash used in investing activities                  419,025        (4,902,207)        (2,518,846)
                                                              ----------        ----------          ---------
Cash Flows from Financing Activities:
  Loan from stockholder                                          265,122                 -                  -
  Net proceeds from convertible note issuance                          -         2,780,000                  -
  Net proceeds from convertible preferred stock issuances      4,590,000         2,722,500                  -
  Proceeds from equipment financing                              156,238                 -                  -
  Principal payments on long-term debt                          (534,101)         (676,819)          (371,109)
  Purchase and retirement of common stock                              -                 -           (216,500)
  Contribution from minority interest                                  -                 -            258,621
  Repurchase of minority interest                                      -          (258,621)                 -
  Proceeds from exercise of stock options and warrants         2,629,383         6,469,041          9,235,800
                                                              ----------        ----------          ---------
          Net cash provided by financing activities            7,106,642        11,036,101          8,906,812
                                                              ----------        ----------          ---------

Increase (Decrease) in Cash and Cash Equivalents                (217,950)         (399,012)           917,968

Cash and Cash Equivalents, beginning of year                     602,242         1,001,254             83,286
                                                              ----------        ----------          ---------

Cash and Cash Equivalents, end of year                         $ 384,292         $ 602,242        $ 1,001,254
                                                              ==========        ==========          =========


       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                   For the Years Ended December 31,
                                                                 1998          1997            1996
                                                                ------        ------          ------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for:
    Interest                                                $    106,259   $  184,631       $   65,694
                                                              ==========     ========         ========
    Income taxes                                            $       -      $    -           $     -
                                                              ==========     ========         ========
Supplemental Disclosure of Noncash Investing and
Financing Activities:

  Property, plant and equipment financing                   $      -       $  961,737     $    195,821
                                                              ==========     ========         ========
  Repayment of officers loan through surrender
     of common stock                                        $      -       $    -         $    670,580
                                                              ==========     ========         ========
  Conversion of convertible promissory notes to
     common stock                                           $      -       $    -         $  3,320,252
                                                              ==========     ========         ========
  Sale to minority stockholder with stock
     subscription receivable                                $      -       $    -         $    775,862
                                                              ==========     ========         ========
  Cancellation of stock subscription receivable             $      -       $  775,862     $     -
                                                              ==========     ========         ========
  Conversion of preferred stock to common stock             $ 7,585,000    $  300,000     $     -
                                                              ==========     ========         ========
  Conversion of interest payable from convertible
      notes to common stock                                 $   144,840    $    -         $     -
                                                              ==========     ========         ========
  Conversion of dividends payable from convertible
      preferred stock to common stock                       $   349,121    $    8,517     $     -
                                                              ==========     ========         ========
  Beneficial conversion feature of debt discount
      on convertible notes                                  $      -       $4,818,750     $     -
                                                              ==========     ========         ========



       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

IDM Environmental Corp. (collectively with its subsidiaries referred to herein as the "Company") is a global, diversified services and project development company offering a broad range of design, engineering, construction, project development and management, and environmental services and technologies to government and private industry clients. The Company utilizes those same capabilities to build, own or lease, and operate energy, waste management and similar facilities. The Company, through its domestic and international affiliates and subsidiaries, offers services and technologies, and operates in three principal areas: Energy and Waste Project Development and Management, Environmental Remediation and Plant Relocation.

Environmental remediation services, the Company's historical core business, encompasses a broad array of environmental consulting, engineering and remediation services with an emphasis on the "hands-on" phases of rememdiation projects. The Company is a provider of full-service turnkey environmental remediation and plant decommissioning services and has established a track record in the performance of projects for a wide range of private sector, public utility and governmental clients worldwide. The Company has melded its core expertise in engineering, decommissioning and dismantlement services in environmentally sensitive setting in an effort to establish a position in the forefront of the nuclear power plant decommissioning, site remediation and re-industrialization market.

Plant relocation services encompass a broad array of non-traditional engineering projects, with an emphasis on plant dismantlement, relocation and re-erection. The Company employs a proprietary, integrated matchmarking, engineering, dismantling and documentation program in plant relocation services that provide clients with significant cost and schedule benefits when compared to traditional alternatives for commencing plant operations.

Principals of Consolidation and Basis of Presentation
-----------------------------------------------------

The accompanying financial statements consolidate the accounts of the parent company and all of its wholly owned and majority owned subsidiaries. Investments in unconsolidated affiliated joint ventures in which the ownership of the venture is between 20% and 50% are accounted for under the equity method for balance sheet presentation and the proportionate consolidation method for revenues and expenses of the joint venture. Investments in affiliates representing less than 20% of the ownership of such companies are accounted for under the cost method.

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

Unamortized Debt Discount and Issuance Costs
--------------------------------------------

Costs in connection with the issuance of debt and equity instruments are amortized and charged to operations using the straight line method over the terms of the respective issues. Upon conversion, any unamortized costs are charged to additional paid in capital net of tax effect.

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

                     IDM ENVIRONMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

Comprehensive Income
--------------------

For the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translations adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no material impact on total stockholders' equity for any of the years presented in these consolidated financial statements.

Earnings (Loss) Per Share
-------------------------

As of December 31, 1997 the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("SFAS 128") replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, had an anti-dilutive effect on earnings per share and no effect on the weighted average number of common shares. All net loss per share amounts for all periods presented have been restated to conform to SFAS 128 requirements.

Reverse Stock Split
-------------------

On March 11, 1999, the Company's Board of Directors authorized a 1 for 10 reverse stock split of its common stock effective April 16, 1999 for shareholders of record at the close of business on April 16, 1999. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 10 reverse stock split.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Special Charges
---------------

During the fourth quarters of 1998 and 1997, the Company recorded significant charges of approximately $5,855,000 and $3,200,000, respectively, to operations, primarily related to write downs of inventory, notes receivable and other assets. In addition, the Company increased the valuation allowance for deferred tax assets based on managements assessment of future operations.

2.  MANAGEMENT'S PLANS, FINANCIAL RESULTS AND LIQUIDITY

The Company has suffered recurring losses from operations and at December 31, 1998, the Company had a working capital deficit of approximately $0.5 million and a cash balance of approximately $0.4 million. As a result of the loss incurred during 1998, operating activities used $7.7 million in cash. The Company also used $1.1 million in cash for investing activities during 1998 for
(i) acquisition of additional shares of Life International Products, Inc. for $0.2 million, (ii) acquisition of a 49% interest in Kortman Polonia for $0.6 million, and (iii) a capital contribution to Seven Star of $0.3 million (See
Note 3, Acquisitions and Investments in Affiliates). Cash flows from financing activities totaled $7.1 million during 1998 and consisted principally of (i) $2.6 million in proceeds received from the exercise of various warrants and options, and (ii) $4.6 million in net proceeds from convertible securities issuances.

The Company requires substantial working capital to support their ongoing operations. As is common in the environmental services industry, payment for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund substantial project costs, including significant labor and bonding costs, from financing sources within and outside of the Company. Certain contracts, in particular those within the United States governmental agencies, may provide for payment terms of up to 90 days or more and may require the posting of substantial performance bonds which are generally not released until completion of a project.

Operations were historically funded through a combination of operating cash flows, term notes and bank lines of credit. Since April of 1994, the Company has carried no bank debt and has funded operations principally through the sale of equity securities and securities convertible into equity securities. At December 31, 1998, the Company had no bank debt and no significant long term debt and was funding operations entirely through cash on hand and operating cash flow.

At December 31, 1998, the Company had submitted claims for additional compensation related to change orders on various projects totaling approximately $15 million. The most significant of these claims relate to the Company's East Dam California Project ($10.8 million), where the Companys Joint Venture was a subcontractor on the Reservoir Project for the Water District of Southern California, and a Department of Energy project in Los Alamos, New Mexico which was completed in 1997 ($2.8 million). The Company is presently aggressively pursuing collection of these claims and expects that it will be able to collect substantially all amounts claimed if they continue to pursue such claims through litigation, if necessary. However, it is possible that the Company will compromise some of their claims for additional compensation accepting lesser amounts in favor of a more timely resolution of such claims and the receipt of funds with respect to the same. The claim with respect to the East Dam Project has been approved by the general contractor on the project but has not, as yet, been approved by the project owner. The general contractor agreed in the first quarter of 1999 to release the $750,000 retainage on the project. There can be no certainty as to the amount, if any, which the Company will receive with respect to the claims on change orders and when, if ever, they will receive such amounts.

At December 31, 1998, the Company had a backlog of approximately $8 million of signed services contracts as compared to a backlog of approximately $31 million at December 31, 1997. The largest projects in their backlog at December 31, 1998 are the BNFL, Inc. asset recovery project in Oak Ridge, Tennessee, with an estimated value of services to be performed of $4 million, and the North East Rim East Side Reservoir Project for the Water District of Southern California, with an estimated value of services to be performed of $3 million. The Oak Ridge Project began in March 1998 and the North East Rim project is expected to begin in May 1999 with both projects scheduled to be completed during 1999. The backlog at December 31, 1998 does not include services expected to be rendered in connection with the Company's involvement in the revitalization of the EWN site in Germany. The total German government funding for the EWN project is approximately $3.65 million. The Company anticipates that they will perform as much as $700 million of services at the EWN site over a ten year period. The Company expects to finalize a comprehensive

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

2.  MANAGEMENT'S PLANS, FINANCIAL RESULTS AND LIQUIDITY (continued)

agreement for the revitalization of the EWN site during the first half of 1999 and to be performing remediation services during the second half of 1999. Because of the uncertainty as to the actual start date for services at the EWN site, no estimate can be made as to the value of services expected to be rendered during 1999.

In addition to existing contracts, the Company is presently bidding on, or proposes to bid on, numerous projects in order to replace revenue from projects which will be completed during 1999 and to increase the total dollar volume of projects under contract. The Company anticipates that its efforts to bid on and secure new contracts will focus on projects which can be readily serviced from the regional offices as well as certain large international plant relocation projects and nuclear decommissioning projects which they intend to pursue. Their regional offices, particularly the Oak Ridge Tennessee office, are strategically located in areas having a high concentration of prospective governmental and private remediation sites. While bidding to perform services at such sites is expected to be highly competitive, the Company believes that their existing presence on adjacent projects combined with their proven expertise and resources will allow them to successfully bid on and perform substantial additional projects based out of their regional offices.

In addition to remediation and plant relocation projects which the Company is presently bidding or negotiating, during 1997 and 1998 the Company entered the energy production and waste treatment services market. The Company expects to begin energy production during the second quarter of 1999 and generate sales from a power project the Company is developing pursuant to a signed Protocol of Intention with the Ministry for Fuel and Energy of the former Soviet State of Georgia. The Company also plans to begin operations at, and to receive revenues from, various other energy and waste treatment projects and nuclear decommissioning projects at various sites by as early as the second half of 1999.

While the Company anticipates that entry into the energy production, waste treatment and nuclear facilities decommissioning and site revitalization market will provide significant opportunities for sustainable growth in both revenues and operating profits, entry into those markets requires substantial capital commitments and involves certain risks. Undertaking energy production, waste treatment and nuclear decommissioning projects can be expected to require capital expenditures of as little as several million dollars to hundreds of millions of dollars per project. The Company does not currently have the necessary capital resources to undertake such ventures without third party financing. The Company anticipates that it will take on equity partners and seek third party debt financing to finance substantial portions of the projects which they expect to undertake. While the Company has been successful in attracting substantial partners in carrying out various phases of the EWN nuclear decommissioning/site revitalization project, they have no commitments from potential partners and financing sources to provide funding for future projects and there is no assurance that such partners and financing sources will be available, or will provide financing on acceptable terms, if and when the Company commences future projects.

In an effort to deal with these concerns, the Company is presently evaluating the sale or other liquidation of various long-term assets which they believe can provide adequate funding to support future operations. In March of 1999, the Company agreed to accept $300,000 in full settlement of their notes receivable from UPE relating to the sale of their surplus equipment inventory. The settlement is payable $150,000 at closing with the balance payable in monthly installments over eight months. The Company is presently evaluating the sale of properties in Poland and the potential compromise of their claims for additional compensation on the East Dam project as sources of additional funds. The Company believes that their working capital, combined with the expected receipt of funds from the resolution of these change orders and litigation, is sufficient to meet their anticipated needs, other than project financing requirements discussed above, for at least the following twelve months, including the performance of all existing contracts of the Company. However, as there is no assurance as to the timing or amount of the receipt of funds from change orders, litigation or other sources, the Company may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs. While the Company is conducting ongoing discussions with various potential lenders with a view to establishing available credit facilities, the Company presently has no commitments from any bank or other lender to provide financing if such financing becomes necessary to support operations. Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, the Company presently has no sources of financing or commitments to provide financing. However, management believes that the Company will be able to finance its anticipated needs for 1999.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.  ACQUISITIONS AND INVESTMENTS IN AFFILIATES

Life International Products
---------------------------

On July 11, 1996, effective June 30, 1996, the Company, pursuant to a license agreement entered into between the Company and Life International Products ("Life"), acquired a 10% interest (100,000 shares) in Life for $1,300,000. In addition to acquiring a 10% interest, the Company entered into an exclusive licensing agreement with Life pursuant to which the Company shall market and employ Lifes patented environmental remediation technology for long term bioremediation of contaminated ground water throughout North America. On November 3, 1997, the Company invested an additional $375,000 (10,000 shares) in Life to maintain its 10% interest. On April 21, 1998, the Company purchased an additional 8,250 shares for $178,125 from its chief executive officer. The Company has recorded its investment at cost and the investment is presented in the balance sheet classification "Investment in Affiliate, at cost".

Pursuant to such license agreement, the Company agreed to fund the operation and expenses associated with the marketing plan and allocate revenues from such agreement for (1) repayment of Life's cost in connection with manufacturing and
(2) any actual expenses of both the Company and Life regarding the sale and marketing of this technology. The balance (the "Net Revenues") shall be shared between the Company and Life, 20% and 80% respectively, with a minimum net revenue payment of $400,000 due to Life. This agreement, as amended November 1, 1996, provides that Life is to be paid this minimum net revenue relating to and for the period of amendment to October 1, 1998. Subsequent to such time, the Company and Life agree to negotiate in good faith as to future minimum revenues and agreement terms. For the years ended December 31, 1998, 1997 and 1996, no revenues have been recognized.

Global Waste and Energy
-----------------------

On July 19, 1996 the Company, through a newly formed 90% owned subsidiary, Global Waste & Energy, Inc. ("Global Delaware"), a Delaware corporation, entered into an agreement with Enviropower Industries Inc. (formerly Continental Waste Conversion, Inc. ("CWC").) Pursuant to this agreement, Global Delaware acquired, in exchange for a 10% interest in Global Delaware and a loan through a wholly owned subsidiary of Global Delaware of $160,000 (Canadian) or approximately $116,550 (U.S.), the exclusive worldwide rights (excluding Canada) to CWCs proprietary Kocee Gas Generator waste treatment technology that converts municipal solid waste, including tires and plastics, into electrical energy. In addition, the Company committed to loan up to $1,350,000 over a four month period to Global Delaware to carry on this newly acquired waste-to-energy business.

At closing the Company made an initial loan of $600,000 to Global Delaware repayable upon demand with interest at 9.25%. As of December 31, 1998 and 1997 the Company had loaned a total of $3,341,000 and $2,491,000, respectively, to Global Delaware. The consolidated financial statements include results of operations of Global Delaware and its subsidiaries from July 19, 1996, and therefore all intercompany loans and transactions have been eliminated within the consolidated financial statements of the Company.

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.  ACQUISITIONS  AND  INVESTMENTS  IN  AFFILIATES (continued)

Construction Joint Ventures
---------------------------

During 1996 and 1997, the Company entered into joint venture agreements for the purposes of completing construction related projects, totaling approximately $20,225,000, specifically for work to be performed on the Eastside Reservoir Project for the Water District of Southern California and building decommisioning and equipment removal at IBM Microelectronics Hudson Valley Research Park, East Fishkill, N.Y.

These joint ventures, in which the Company holds equity interests of 49% and 50%, respectively, are accounted for using the equity method of accounting for balance sheet presentation and are presented in the balance sheet classification Investments in and Advances to Unconsolidated Affiliates. The Company has included their proportionate share of revenues and expenses related to these joint ventures within its statement of operations for the years ended December 31, 1998, 1997 and 1996. Included in contract income and direct job costs for each of the years ended are approximately $5,118,000 and $6,433,000, $3,304,000 and $3,040,000, $0 and $0, respectively.

Seven Star International Holdings, Inc.
---------------------------------------

In January of 1998, the Company made a $300,000 payment representing their one half share of the capital of Seven Star. Seven Star is a joint venture between the Company and Jin Xin and is incorporated in the British Virgin Islands. Seven Star has entered into a license agreement with Life for the right to process, produce, promote and sell Life products in the Peoples Republic of China
(including Hong Kong), Taiwan, Indonesia and Singapore, and elsewhere in southeast Asia. The license agreement requires a minimum royalty of $400,000 for the first year which was paid upon execution of the license agreement.

Kortman Polonia
---------------

In November of 1998, the Company paid $600,000 to acquire a 49% interest in Kortman Polonia, a Polish company with substantial real estate holdings. Kortman Polonia has initiated discussions with various real estate developers and major U.S. retailers with respect to the sale of various real estate tracts and the development and leasing of the remaining tracts.

The Company did not recognize any revenues from Seven Star or Kortman Polonia during 1998 but expects to begin realizing revenues from the water distribution operations of Seven Star during 1999.

4.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
                                                       December 31,
                                                  1998               1997
                                                  ----               ----
         Trade accounts receivable            $3,072,951          $4,594,408

         Allowance for doubtful accounts        (500,000)           (500,000)
                                             ---------------    ---------------
                                              $2,572,951          $4,094,408
                                             ---------------    ---------------
                                             ---------------    ---------------

5.  NOTES RECEIVABLE

On September 29, 1995, the Company entered into two agreements for the sale of equipment inventory with Universal Process Equipment, Inc. and their affiliate, Bethlehem Corporation (collectively "UPE"), a non-public company with principle operations in North America, and one of the world's largest marketers of new and processed equipment. Pursuant to the terms of such agreements, the Company sold substantially all of its glass lined equipment and process equipment for an aggregate minimum consideration of $4 million. The purchase price of such equipment was payable from one third of the net sales proceeds of such equipment received by UPE. The unpaid portion of the purchase price of such equipment shall bear interest at the average LIBOR base rate over the previous twelve month period and any amounts not previously paid under the agreement shall be payable in full on September 29, 2000. At December 31, 1996 the average twelve month rate was 5.53%. At December 31, 1998 and 1997, $300,000 and $3,211,155,
respectively, was outstanding (including interest). During the fourth quarter of 1998, 1997 and 1996 management provided $1,004,815, $1,200,000 and $630,000 reserves against the outstanding balance. In March of 1999, the Company agreed to accept $300,000 in full settlement of the note receivable from UPE. The settlement is payable $150,000 at closing with the balance payable in monthly installments over eight months.

On June 7, 1996, the Company loaned $250,000 to Solucorp Industries, Ltd. ("Solucorp"), an environmental company with which the Company had entered into a September 7, 1995 Joint Marketing and Operation Agreement relating to the cross marketing of Solucorp's soil remediation process and the Company's products and services. The note executed June 7, 1996 (and further amended October 4, 1996), is secured by shares of Solucorps common stock. The terms of the note as amended require the repayment of principal with interest at 10.25% per annum in eleven consecutive monthly payments of $22,448 commencing November 1, 1996, with an initial payment of $23,202 due upon the signing of the amended agreement. During November 1998, the Company liquidated the collateral and applied the proceeds ($41,607) against the note. At December 31, 1998 and 1997, $167,198 and $216,457, respectively, remained outstanding (including interest) and is included within the current portion of Note Receivable net of a $100,000 allowance for uncollectablility at December 31, 1998.

Because of the unsatisfactory performance of these notes, the Company recognized no interest income on them during 1998. Total interest income earned from these notes for the years ended December 31, 1998, 1997 and 1996 was $0, $107,879,and $184,394, respectively.

6.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to the billing status of uncompleted contracts is as follows:

                                                         December 31,
                                                    1998               1997
                                                    ----               ----
  Costs incurred on uncompleted contracts      $ 14,617,961        $ 10,108,306

  Estimated earnings (loss)                        (389,867)          2,331,313
                                               --------------    ---------------
                                                 14,228,094         12,439,619
  Less:  Billings to date                        12,327,758         12,070,400
                                               --------------    ---------------
                                               $  1,900,336            369,219
                                               --------------    ---------------
                                               --------------    ---------------

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (continued)

Included in the accompanying balance sheets under the following captions:

                                                           December 31,
                                                     1998               1997
                                                     ----               ----
Costs and estimated earnings in excess of billings $1,900,336       $ 455,823

Billings in excess of costs and estimated earnings     -              (86,604)
                                                  -----------       ------------
                                                   $1,900,336         369,219
                                                  -----------       ------------
                                                  -----------       ------------


7.  INVENTORY

Inventory consists of the following:
                                                          December 31,
                                                    1998               1997
                                                    ----               ----

  Purchased equipment ready for sale            $ 582,517           $ 582,517
                                                ---------           ----------
                                                ---------           ----------

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

During the fourth quarter of 1997 and 1996, management provided write-downs against the Companys inventory of surplus power generating equipment of $600,000 and $300,000, respectively. Management believes the write-downs were necessary due to the lack of sales activity and delays in the utilization of this equipment within projects currently being negotiated by the Company.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                               December 31,
                                                            1998         1997
                                                           ------       ------
  Land                                                $   475,023   $         -
  Office equipment                                        418,784       403,846
  Furniture and fixtures                                  437,803       494,117
  Leasehold improvements                                1,018,885     1,018,885
  Transportation equipment                                823,866       778,011
  Job equipment                                         4,898,064     4,872,313
  Land Improvements                                       131,968       131,968
                                                      ------------ -------------
                                                        8,204,393     7,699,140
  Less:  Accumulated depreciation and amortization      5,070,989     4,422,024
                                                      ------------ -------------
                                                       $3,133,404  $
                                                                      3,277,116
                                                      ============ =============

During the year ended December 31, 1998 and 1997, $156,608 and $148,526 in depreciation expense was charged to job costs.

9. LONG-TERM DEBT

7% Convertible Notes, Due September 1997
----------------------------------------

During the quarter ended September 30, 1995, the Company completed a $5,000,000 private placement offering of 7% convertible notes pursuant to Regulation S under the Securities Act of 1933, as amended. The notes were due September 15, 1997. The holders of the notes were entitled, at their option, to convert on or after November 15, 1995 one third of the original principal amount of the notes into the shares of common stock of the Company at a conversion price for each share equal to the lessor of the closing bid price of the common stock on September 15, 1995 ($50.00) or 82% of the market price of the common stock at the date of conversion. The remaining two thirds of the principal amount of notes could be converted on the same terms, one third after December 15, 1995 and one third after January 15, 1996, respectively. In the event the notes are converted within one year of their issuance, no interest shall be payable on the converted portion of such shares. As of December 31, 1997, all the notes had been converted into 159,727 shares of the Companys common stock.

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9. LONG-TERM DEBT (continued)

7% Convertible Notes, Due September 1997 (continued)
----------------------------------------------------

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

7% Convertible Notes, Due January 1999
--------------------------------------

On August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 267,500 three year Warrants (the "Three Year Warrants").

The Convertible Notes are convertible into common stock at the lesser of (i) $27.50 per share or (ii) 75% of the average closing bid price of the common stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $30.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants was subject to the issuance of a maximum of 199,713 shares of common stock on conversion unless the shareholders of the Company approved issuance beyond that level upon conversion. Shareholder approval of issuance beyond 199,713 shares was received on November 4, 1997. Further, the Company had the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $27.50 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes pay interest at 7% payable quarterly and on conversion or at redemption in cash or common stock, at the Companys option. In the event that a registration statement covering the shares underlying the Convertible Notes has not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes was to be increased to 18% and 24%, respectively, from those dates until such a registration statement became effective. As a registration was not declared effective within the 90 days required under the terms of the agreement, the company incurred $46,215 in additional interest. On January 8, 1998 the registration was declared effective and during the first quarter of 1998 all outstanding notes were converted.

The difference between the market price of the Companys common stock, the discounted beneficial conversion feature and the fair market value of the granted warrants totaled $4,818,750 and is being accounted for as additional interest reflected in debt discount and paid-in-capital. The debt discount has been calculated as the fixed discount from the market at the date of sale based upon the common stocks trading price of $40.00 per share on August 13, 1997. This interest is being amortized over the three year life of the debt. During 1998 and 1997, $4,205,886 and $612,864 has been amortized and recorded as interest expense.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9.  LONG-TERM DEBT (continued)


   Long-term debt consists of the following:
                                                                                                         December 31,
                                                                                                     1998           1997
                                                                                                    ------         ------
Debentures:
  7% convertible notes, due January 1999                                                        $          -      3,025,000
Stockholder Loan:
  Demand note payable in connection with locking in an amended warrant exercise price,
     convertible into common stock                                                                   265,122              -
Notes Payable:
  Note, payable in monthly installments of $1,207 including
    interest at approximately 8.25% per annum through September 2000, secured by equipment            28,971         42,249
  Note, payable in monthly installments of $547 including interest
    at approximately 11.9% per annum through February 1998, secured by equipment                           -            912
  Note, payable in monthly installments of $1,082 including interest at approximately
    24% per annum through April, 2001, secured by equipment                                           22,673         28,730
  Note, payable in monthly installments of $793 including interest at approximately 10.2%
     per annum through February 2000, secured by equipment                                             9,409         16,803
Capital Lease Obligations:
  Capital lease, payable in monthly installments of $3,569 including interest approximately
    11.15% per annum through May 2000, secured by equipment                                           76,350        109,070
  Capital lease, payable in monthly installments of $1,508 including interest approximately
    11.4% per annum through September 1998, secured by equipment                                           -         12,080
  Capital lease, payable in monthly installments of $35,513 including interest at approximately
     10.7% per annum through March 1999, secured by equipment                                        127,285        471,631
  Capital lease, payable in monthly installments of $6,614 including interest at approximately
     10.7% per annum through October 1999, secured by equipment                                       53,369        118,604
  Capital lease, payable in monthly installments of $7,398 including interest at approximately
     10.7% per annum through October 1999, secured by equipment                                      104,159              -
                                                                                                -------------  -------------
                                                                                                     687,338      3,825,079
Less:  Current portion                                                                               622,794      3,566,393
                                                                                                -------------  -------------
                                                                                                $     64,544   $    258,686
                                                                                                =============  =============

At December 31, 1998, maturities of long-term debt (including capital lease obligations) are as follows:
                                          1999      $ 622,794

                                          2000         59,520

                                          2001          5,024

                                          2002            -
                                                  ---------------
                                                   $  687,338
                                                  ===============

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

10.  PROVISION (CREDIT) FOR INCOME TAXES

Provision (Credit) for income taxes is as follows:

                                               December 31,
                                 1998              1997               1996
                                 ----              ----               ----
       Current:
         Federal           $     -            $     -             $     -
         State                   -                  -                   -
         Foreign                 -                  -                   -
                           ---------------   ---------------    ---------------
                                 -                  -                   -
                           ---------------   ---------------    ---------------
       Deferred:
         Federal                3,870,000       (1,906,000)        (1,530,000)
         State                    300,000           230,000          (205,000)
         Foreign                        -           115,000          (115,000)
                           ---------------   ---------------    ---------------
                                4,170,000       (1,561,000)        (1,850,000)
                           ---------------   ---------------    ---------------
                           $    4,170,000     $ (1,561,000)       $ 1,850,000)
                           ---------------   ---------------    ---------------
                           ---------------   ---------------    ---------------

A reconciliation between income tax expense (benefit) shown in the statement of operations and expected income tax expense (benefit) using statutory federal income tax rates applicable to the Company is as follows:

                                               Years Ended December 31,
                                        1998            1997             1996
                                        ----            ----             ----
                                       Amount          Amount           Amount
                                       ------          ------           ------
Taxes at Statutory rate            $(6,206,000)    $(3,910,000)      (3,739,000)

State taxes net of federal tax effect (607,000)       (480,500)        (551,000)

Foreign tax loss carryforward          415,000         390,500          291,000

Non-deductible items                 1,430,000         (40,300)         (26,100)

Increase in valuation allowance      9,138,000       2,479,300        2,175,100
                                --------------- ---------------  ---------------
                                   $ 4,170,000      (1,561,000)      (1,850,000)
                                --------------- ---------------  ---------------
                                --------------- ---------------  ---------------

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

10.  PROVISION (CREDIT) FOR INCOME TAXES (continued)

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The components of these deferred income tax assets are as follows:

                                                        December  31,
                                               1998         1997         1996
                                               ----         ----         ----
Deferred  Tax Assets:
Current:
Accounts and notes receivable allowances  $ 1,369,000    1,028,800      351,000
Inventory allowance                           378,000      401,000      146,700
Consultant expense                            860,000      110,100       44,500
Net operating loss carryforward            12,987,000    9,135,400    5,143,900
Less: Valuation allowance                 (15,334,000)  (6,357,000)  (2,945,800)
                                           ----------    ----------   ----------
                                              260,000    4,318,300    2,740,300
Non-current:
Fixed assets                                 (260,000)    (148,300)    (131,300)
                                           -----------  -----------   ----------
Total deferred tax assets                  $        0   $4,170,000    2,609,000
                                           -----------  -----------   ----------
                                           -----------  -----------   ----------


At December 31, 1998 the Company had net operating loss carryforwards for federal income tax purposes of approximately $30,000,000, of which approximately $2,300,000 expires in the year 2010, $9,100,000 in the year 2011, $8,600,000 in the year 2012, and the balance of $10,000,000 in the following year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and the net operating losses can be carried forward. In determining such projected future taxable income, management has considered the Companys historical results of operations, the current economic environment within the Companys core industries and future business activities which the company has positioned itself. At December 31, 1998, in view of the Companys substantial losses over the past several years and uncertainties regarding future operations, the Companys valuation allowance is equal to their deferred tax assets, net of deferred tax liabilities. The increase in the valuation allowance resulted in a tax provision of $4,170,000.

11. COMMITMENTS AND CONTINGENCIES

Employment Contracts and Agreements
-----------------------------------

On February 1, 1996, and effective  January 1, 1996,  Joel A. Freedman and Frank
A. Falco each entered into employment agreements, superseding their prior employment agreements, with the Company on substantially identical terms. Pursuant to such agreements, Mr. Freedman and Mr. Falco each receive (i) a base salary of $250,000 per year plus 2% of operating profits; (ii) bonuses as determined by the Board of Directors; and (iii) participation in any employee benefit plans and fringe benefit arrangements generally available to the Companys employees. For purposes of computing the salary of Messrs. Freedman and Falco, operating profits are defined as net income from operations before deduction of interest expense, income taxes, depreciation and amortization and other non-cash charges to income.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

11. COMMITMENTS AND CONTINGENCIES (continued)

Employment Contracts and Agreements (continued)
-----------------------------------

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

Effective September 1, 1997 and February 18, 1998, the employment agreements of Messrs. Freedman and Falco were amended. Pursuant to such agreements, effective September 1, 1997, Mr. Freedman and Mr. Falco each receive (i) a base salary of $480,000 per year plus 2% of net operating profits; (ii) bonuses as determined by the Board of Directors; (iii) participation in any employee benefit plans and fringe benefit arrangements generally available to the Companys employees; and
(iv) an entertainment expense allowance of $45,000 per year. For purposes of computing the salary of Messrs. Freedman and Falco, operating profits are defined as net income from operations before deduction of interest expense, income taxes, depreciation and amortization and other non-cash charges to income. Pursuant to the February 18, 1998 amendment to their employment agreements, Messrs. Freedman and Falco were each granted 225,000 stock options exercisable at $6.75 per share, as amended, and expiring February 17, 2003. The Company obtained a fairness opinion and valuation report from independent sources that estimated the fair market value for each of these options to be $7,017,750 at the date of grant using the Black-Scholes value option pricing model. Exercise of the options is not permitted until the closing bid price of the Companys common stock equals or exceeds 120% of the applicable option price in existence prior to December 11, 1998.

Pursuant to the September 1997 and February 1998 amendments to the employment agreements of Messrs. Freedman and Falco, the previously existing draw schedule and stock bonus provisions were eliminated from the employment agreements.

For the years ended December 31, 1998, 1997 and 1996 the compensation expense for the two officers, including board approved bonuses, was $480,000, $480,000 and $507,750 each, respectively. For 1996, the board approved bonuses to be paid to Mr. Freedman and Mr. Falco to increase their minimum guaranteed cash compensation to $480,000 each.

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

11. COMMITMENTS AND CONTINGENCIES (continued)

Employment Contracts and Agreements (continued)
-----------------------------------

In the event of their disability, Messrs. Freedman and Falco are entitled to continue their full salary at the date of disability for a period of one year after which time the Company may terminate the employment of such disabled employee without further compensation. In the event of death during the term of employment, the estate of Mr. Freedman and Mr. Falco, as appropriate, shall be entitled to three months salary. In the event of the termination of Mr. Freedman's or Mr. Falco's employment within one year of the occurrence of various change in control events, or in the event of termination of their employment by the Company for any reason other than death or disability, the Company must pay or provide to Mr. Freedman and/or Mr. Falco, as appropriate;
(i) a lump sum payment equal to 2.99 times his average annual gross income from the company for the five tax year period ending before the date of such termination; (ii) a lump sum payment equal to three times the value of all "in-the-money" stock options held by such persons at the date of termination; and (iii) continued participation in all employee benefit programs for a period of three years, provided that the employee may, at his election, receive a lump sum cash payment equal to the value of such benefits in lieu of continued participation in such benefit plans. Additionally, in the event of a change in control during the term of their contracts, Messrs. Freedman and Falco will be deemed to have earned in full the Stock Bonuses provided for in their employment contracts. As used in the employment agreements of Messrs. Freedman and Falco, a "change in control" is defined to be (i) the acquisition of 15% of the Company"s common stock; (ii) a change in majority composition of the Board of Directors within any two year period; or (iii) a failure to elect either of such employees to the Board when such employee is standing for election; provided, however, that such events shall not constitute a change in control if a majority of the Directors immediately prior to such "change in control" approve the transaction or event otherwise constituting a "change of control."

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

On February 11, 1996, the Company entered into agreements with its executive employees pursuant to which such employees have agreed to maintain the confidentiality of certain information and have agreed to not compete with the Company within 250 miles of the Companys principal places of business for a period of three years following the termination of such persons employment with the Company. Additionally, the Company has entered into agreements with each of its executive officers, other than Messrs. Freedman and Falco, which provide that such officers shall be entitled to; (i) a lump sum payment equal to 2.99 times his average annual gross income from the company for the three tax-year period ending before the date of such termination; (ii) a lump sum payment equal to three times the value of all in-the-money stock options held by such persons at the date of termination; and (iii) continued participation in all employee benefit plans or programs for a period of three years, provided that the employee may, at his election, receive a lump sum cash payment equal to the value of such benefits in lieu of continued participation in such benefit plans.

For purposes of such agreements, a change in control is defined in the same manner as in the employment agreements of Messrs. Freedman and Falco, except that failure of either Mr. Freedman or Mr. Falco to be elected when standing for election as a director shall not constitute a change in control for purposes thereof.

In addition to the foregoing employment and change of control arrangements, the Companys 1993 and 1995 Stock Option Plans provide that all outstanding options shall become fully vested and exercisable in the event of a change in control.

Litigation
----------

The Company is periodically subject to lawsuits and administrative proceedings arising in the ordinary course of business. Management believes that no pending lawsuits or administrative proceeding is likely to have a material adverse effect on the condition or results of operations of the Company.

On August 15, 1996, the U.S. Department of Labor, Occupational Safety and Health Administration ("OSHA") issued wilful citations and notification of penalty in the amount of $147,000 on the Company in connection with the accidental death of an employee of one of the Company's subcontractors on the United Illuminating Steel Point Project job site in Bridgeport,

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

11. COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)
----------

Connecticut. A complaint was filed against the Company by the Secretary of Labor, United States Department of Labor on September 30, 1996. A hearing was conducted in the matter in April 1997. In June 1998, the Company received a copy of the written decision filed by OSHAs Review Commission. The Commission vacated the first alleged wilful citation, but affirmed each of the second and third wilful citations, imposing a penalty in the amount of $70,000 for each citation. The Company strongly objects to the Commissions finding on the basis that it cannot be sustained as matters of fact or law and has filed a timely Notice of Appeal with the OSHA Review Commission for Discretionary Review, which body has accepted jurisdiction of the matter on administrative appeal. The Company is contesting the Citations and Notification of Penalty.

Also in connection with this accidental death, the employee's estate filed a complaint for wrongful death against the subcontractor and the Company on February 11, 1997. The estate seeks damages in the amount of $45 million. The Company is being defended by the subcontractors insurance carrier pursuant to the subcontractors obligation to defend and indemnify the Company with respect to the actions of its (subcontractors) employees and agents. The Company will be fully indemnified for any liability, if any, for any potential judgement or settlement in this matter by the subcontractor's carrier and, if necessary, by its own general liability insurance carrier and, therefore, the action is not expected to have any material effect on the Company's consolidated financial statements.

In November of 1996, a shareholder filed a class action lawsuit against the Company and certain directors and officers of the Company. The suit, filed in the Superior Court of New Jersey, Middlesex County, as subsequently amended in June 1997, alleged that the Company disseminated false and misleading financial information to the investing public between March 8, 1996 and November 18, 1996 and sought damages in an unspecified amount to compensate investors who purchased the Companys securities between the indicated dates, as well as the disgorgement of profits allegedly received by some of the individual defendants from sales of common stock during that period. A written settlement agreement was executed by plaintiffs counsel on behalf of the class and was approved by the Court. The matter was settled and finally resolved with the payment of
$1,125,000 to the class. The entire settlement sum was paid by the Companys directors and officers (D&O) insurance policy carrier pursuant to the obligations owed by the carrier under the Companys existing D&O policy. The settlement covered the class period March 8, 1996 to June 5, 1997. The settlement, as expressly reflected in the settlement documents, has been made as a business accommodation only, and neither the Company, nor any director, officer or employee of the Company has admitted or will admit any wrong doing of any kind. With the closing of the settlement, the action was dismissed with prejudice and the Company and each of the individuals who have been named as defendants were released from any and all claims for the entire class period.

On April 1, 1997, Enviropower Industries Inc., formerly Continental Waste Conversion Inc. (Enviropower), commenced an action in court in Calgary, Alberta against IDM Environmental Corp. and its subsidiaries, Global Waste & Energy Inc., formerly Continental Waste Conversion International, Inc., a Delaware Corporation (Global Delaware), Global Waste and Energy, Inc., formerly Continental Waste Conversion International Inc., an Alberta Corporation (Global Alberta) together with two former officers and directors of Enviropower who were then subsequently employed by Global Alberta. The action arose from the agreements entered into between Enviropower and IDM on or about July 19, 1996 (the Agreements), which provided, among other things, for the grant to Global Alberta of Enviropowers right, title and interest in certain worldwide marketing and sales agreements and to an exclusive, irrevocable license granted to Global Delaware to market and use certain technology outside Canada in connection with the environmentally safe conversion of certain domestic industrial and agricultural solid waste into energy (the Technology). Enviropower sought to set aside the Agreements on the alleged basis that its shareholders did not approve the transaction. In addition, Enviropower claimed damages for loss of its right to market and use the Technology outside of Canada resulting in an alleged estimated loss of $30 million. Enviropower also sought indemnification for liabilities allegedly incurred by Global Alberta in the name of Enviropower in the amount of $363,000, a declaration that all profits, interest and benefits arising from the Agreements be paid to Enviropower, punitive damages of $1 million, costs and interest plus such further and other relief as is more particularly set out in the Statement of Claim. In June of 1997, the Company filed a separate cause of action against Enviropower seeking injunctive relief against Enviropower, seeking to enforce the agreements with Enviropower and to collect amounts owed to the Company by Enviropower. On September 19, 1997, the Company was awarded an interim injunction against Enviropower recognizing its exclusive rights to the licensed technology throughout the pendency of the action and until further order of the court. Enviropower has since filed for protection under Canadian bankruptcy laws, staying all proceedings between the Company and Enviropower. On or about January 13, 1999, the Company entered into a comprehensive settlement of the matter with the bankruptcy Trustee. Among other things, the settlement provided for the entry of a permanent injunction in favor of the Company which, in essence, recognizes the Company's exclusive rights to the Technology and the validity of the Agreements that were at issue in the litigation.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

11. COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)
----------

In July of 1998, Kasterka Vrtriebs GmbH (Kasterka) filed a cause of action suit against the Company, its subsidiary, Global Waste & Energy and certain affiliates and officers in the Court of Queens Bench of Alberta, Judicial District of Calgary. The plaintiff alleges that the Company and its affiliates breached a marketing agreement that had been entered between Kasterka and Enviropower. Kasterka also alleges that the defendants failed to supply the required plans and specifications relating to the gasification technology originally developed by Enviropower and that, as a result, Kasterka was unable to manufacture and market gasification units in the territories designated in the marketing agreement. Kasterka asserts a variety of claims for damages in the aggregate amount of approximately $42 million. The Company believes the suit is without merit and intends to vigorously contest the cause of action.

In September of 1998, Balerna Concrete Corporation (Balerna) filed a cause of action against the Company in the United States District Court of Massachusetts. The plaintiff alleges that the Company, and others, engaged in a pattern of illegal conduct to divert funds from Balerna through the operation of a concrete finishing business. Balerna has asserted various claims under RICO, common law fraud, conversion, breach of contract and other basis seeking damages in an amount expected to exceed $450,000. The Company believes the suit is without merit and intends to vigorously contest the cause of action.

Operating Leases
----------------

The Company currently leases its office and warehouse facilities from L&G Associates (L&G), a related partnership owned by the principal shareholders of the Company, as further discussed in Note 13, Related Parties. The Company has also entered into leases for other facilities outside of New Jersey under operating lease agreements with terms ranging from two to five years.

A schedule of the future minimum payments under operating leases is as follows:

                                                 Related             Other
               Year ending December 31,          Party            Operating
               -----------------------           --------         ----------
                         1999                     295,032          183,986
                         2000                     295,032          177,018
                         2001                     295,032          123,237
                         2002                     295,032                -
                         2003                     295,032                -
                      Thereafter                2,360,256                -
                                             -------------    -------------
                                              $ 3,835,416      $   484,241
                                             -------------    -------------
                                             -------------    -------------

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

11. COMMITMENTS AND CONTINGENCIES (continued)

Year 2000 Compliance
--------------------

As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. During 1999, management plans to upgrade to the most current version of this software package which, among other things, is Year 2000 compliant. In addition the Company has previously replaced or modified other systems that were not Year 2000 compliant. These systems have been assessed, and detailed plans have been developed and are being implemented to make the necessary modifications to insure year 2000 compliance. The financial impact of making the required system changes for year 2000 compliance are not expected to have a material effect on the Companys financial statements.

The Company is continuing its process of formal communication with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to potential third parties failure to remediate their own year 2000 issued. The Company can give no guarantee that the systems of other companies on which the Companys systems rely will be remedied for the year 2000 issues on time or that a failure to remedy the problem by another company would not have a material adverse effect on the Company.

Other
-----

The Company is contingently liable to sureties under general indemnity agreements. The Company agrees to indemnify the sureties for any payments made on contracts of suretyship, guaranty or indemnity. The Company believes that all contingent liabilities will be satisfied by their performance on the specific bonded contracts involved.


12.  RETIREMENT SAVINGS PLAN

In July of 1992, the Company amended an existing profit sharing plan to convert such plan to a retirement savings plan (the 401(k) Plan) under section 401(k) of the Internal Revenue Code. The 401(k) Plan generally covers all employees of the Company who have completed two years of service with the Company. Employees may elect to defer, in the form of contributions to the 401(k) Plan, up to 15% of their annual compensation, subject to the federal maximum limit. The Company may, at its own discretion, contribute to the plan. The Company did not contribute to the 401(k) Plan during the years ended December 31, 1998, 1997 and 1996.


13.  RELATED PARTIES

Officer Loans and Advances
--------------------------

From time to time the Company has made loans and advances to the two principal shareholders, directors and officers of the Company.

On September 1, 1995, Joel Freedman, the President and Chief Executive Officer of the Company, surrendered to the Company 3,662 shares of his common stock of the Company at $52.50 per share, the average closing market price for the previous month, as payment in full of loans from the Company in the amount of $192,260. Such shares have been canceled.

At December 31, 1995, the Company had a receivable due from Frank Falco, chairman of the Board of Directors and Chief Operating Officer of the Company, of $552,479 including interest at 7% per annum. On April 1, 1996, Mr. Falco surrendered to the Company 9,221 shares of his common stock of the Company at $72.72 per share, the average closing market price for the previous month, as payment in full of loans from the Company in the amount of $670,580, the then current balance. Such shares have been canceled.

At December 31, 1997, the company had receivables due from Mr. Freedman and Mr. Falco for $7,965 and $361,576, respectively, including interest at 7% per annum, which were repaid during 1998.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

13.  RELATED PARTIES (continued)

Officer Loans and Advances (continued)
--------------------------

During 1998, Frank Falco, Chairman of the Board of Directors and Chief Operating Officer of the Company, paid the Company $490,000, which represented payment in full of all amounts due from officers to the Company.

During 1998, the Company purchased 8,250 shares of common stock of Life International Products, Inc. from Joel Freedman for $178,125, Mr. Freedman's cost basis in those shares.

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

In 1994, the Company and L&G Associates ("L&G") entered into an agreement regarding the construction and/or renovation of expanded facilities on the premises presently leased by the Company from L&G and the renovation and leasing of an adjoining property. The expanded facilities were needed to support current operations and anticipated future growth. The Board of Directors formed the Building Committee to review the terms and fairness of such proposed expansion. In November of 1994, the parties agreed in principal with respect to the terms of the proposed expansion and the Building Committee determined that such expansion met the Company's needs and was on terms which were fair to the Company. Based on such agreement and determination, the Company in November of 1994 commenced renovation and construction on such sites of which one facility, office space (7,600 square feet), was completed during the third quarter of 1995, and the second facility, warehouse space (5,700 square feet), was completed during the third quarter of 1996. Renovation of such office space by the company at an approximate cost of $303,000 constitutes payment in full of rent for the initial term of the lease of such office space. The Company shall also be responsible for all taxes, utilities, insurance and other costs of occupying the office space during the initial term. Construction of such warehouse space by the Company at an estimated cost of $145,000 constitutes payment in full of rent for the initial term of the lease of such warehouse space. The Company shall also be responsible for all taxes, utilities, insurance and other costs of occupying the warehouse space during the initial term. The total cost of the renovations was to be amortized over the initial terms of the lease. On May 16, 1996 the leases were amended and extended 15 years to May 31, 2011. The amortization associated to the cost of the renovation was extended through the terms of the modified lease. Amortization expense related to these costs for the years ended December 31, 1998, 1997 and 1996 was $93,320, $93,320 and $42,014, respectively. For the years ended December 31, 1998, 1997 and 1996 the rent paid was $308,948, $302,412 and $292,884, respectively. Future minimum rental payments are reflected in Note 11, Commitments and Contingencies.


14.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

The Company earned more than 10% of its revenue from one customer in 1996. In 1998and 1997 the Company earned more than 10% of its revenue from each of four and two different customers, respectively. For the years ended December 31, 1998, 1997 and 1996 the revenues were $13,560,000, $8,443,000, and $2,745,000, respectively.

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables, notes receivable and investments in affiliates. Management believes that the risk associated with trade receivables has been adequately provided for in the allowance for doubtful accounts.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------

In July of 1993, the Company offered and sold ten units at $50,000 per unit, for an aggregate of $500,000. Each unit consisted of 500 shares of Series A Preferred Stock, 600 shares of common stock and 500 warrants, exercisable to purchase one share of common stock at $50 per share until July 31, 1996. The preferred stock had a 9% per annum cumulative dividend, payable quarterly. The holders of the Series A Preferred Stock had the right to "put" such shares to the Company at a price of $100 per share after the Company attained a net worth of $3,000,000 or more or at any time after January 15, 1994. The Company had the right to redeem the Series A Preferred Stock at $100 per share on or after August 1, 1995. The Company had also agreed to include the shares underlying the warrants included in such units in any registration statement filed by the Company following the Company's initial public offering at no cost to such unit holders. On April 29, 1994, the Company redeemed all of the outstanding Preferred Stock at the request of the preferred shareholders.

On July 14, 1997, the Company filed an amendment to their corporate charter authorizing it to issue up to 1,000,000 shares of Preferred Stock, $1.00 par value.

Convertible Preferred Stock
---------------------------

On February 12, 1997 (the closing date) the Company entered into a private placement wherein it offered and sold 300 shares of $10,000 Series B Convertible Preferred Stock (the preferred shares) in private transactions to selected investors who qualify as accredited investors (within the meaning of Rule 501(a) promulgated under the Securities Act of 1933, as amended). The preferred shares were convertible into shares of the Companys common stock beginning on the 91st calendar day after the closing date according to the following:

                                              Lower of x or y
                                       x                           y
                                       -                           -
      Calendar Days               Closing Date              Conversion Date
      After Closing              Average Times               Average Times
      -------------              -------------               -------------
        91 - 120                      120%                        82%
        121 - 150                     110%                        79%
        151 - 180                     100%                        76%
           +180                       100%                        73%

The conversion date average was the average closing bid price of the common stock as calculated over the five trading day period ending on the trading day preceding the date on which the holder transmits (by telecopier) his notice to convert. Each preferred share was convertible into the Companys common stock (the conversion shares) determined by dividing $10,000 by the applicable conversion price. The preferred shares were due to mature on February 12, 2000, and on that date each preferred share then outstanding would automatically convert into conversion shares at the then current conversion price. The preferred shares pay an annual 7% dividend. The dividends were payable only upon conversion or redemption of the preferred shares and were payable either in shares of common stock (the dividend shares) at the average market price of the common stock over the five trading days preceding the conversion date or in cash, at the option of the Company. The difference between the market price of the Companys common stock and the applicable conversion rate, the beneficial conversion feature, totaled $1,109,589, and was recorded as additional dividends amortizable over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock. The Company agreed to register the dividend shares, the conversion shares and penalty shares in a registration statement filed by the Company at no cost to the holders of such shares. The registration statement was declared effective on January 9, 1998.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

15. STOCKHOLDERS EQUITY (Continued)

Convertible Preferred Stock (continued)
---------------------------

In connection with this transaction the Company paid a fee of $195,000 and $25,000 in expenses to the placement agent. In addition, the Company granted 10,000 warrants to the placement agent. Each warrant is exercisable to purchase one share of common stock at $24.00 per share, as amended by agreement dated November 21, 1997, commencing on February 12, 1998 and expiring on February 12, 2002. The Company has granted demand and piggy-back registration rights to the holders of these warrants.

During the year ended December 31, 1997, 30 shares with a stated value of $300,000 were converted into 19,292 shares of the Companys common stock. During the first quarter of 1998 the remaining 270 shares with a stated value of $2,700,000 were converted into 135,944 shares of the Companys common stock.

On February 13, 1998 (the closing date) the Company entered into a private placement wherein it offered and sold 3,600 shares of Series C 7% Convertible Preferred Stock and 235,000 Four Year $50.00 Warrants (amended on June 2, 1998 to $37.50). The securities were issued to five accredited investors. The aggregate sales price of such securities was $3,600,000. Commissions totaling 10% were paid in connection with the placement. The securities were offered pursuant to Regulation D. The offer was directed exclusively to a limited number of accredited investors without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof. The Series C Preferred Stock was convertible into Common Stock at the lesser of (i) $45.00 (amended on June 2, 1998 to $32.50) per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Four Year $50.00 Warrants were exercisable for a four year period at the lesser of $37.50 per share or the lowest conversion price of the Series C Preferred Stock. Conversion of the Series C Preferred Stock and exercise of the Four Year $50.00 Warrants was subject to the issuance of a maximum of 328,544 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. Such approval was granted at the Companys annual meeting of shareholders on June 2, 1998. Further, the Company had the right, upon notice to the holders, to redeem any Series C Preferred Stock submitted for conversion at a price or $27.50 or less at 125% of the principal amount of such Series C Preferred Stock plus accrued and unpaid dividends. The Series C Preferred Stock paid dividends at 7% per annum payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. During the year ended December 31, 1998 all Series C Preferred stock was converted into 640,747 shares of the Companys common stock.

On August 11, 1998 (the closing date) the Company entered into a private placement wherein it offered and sold 1,500 shares of Series RR 6% Convertible Preferred Stock. The securities were issued to on accredited investor. The aggregate sales price of such securities was $1,500,000. Commissions totaling 10% were paid in connection with the placement. The securities were offered pursuant to Regulation D. The offer was directed exclusively to a single accredited investor without general solicitation or advertising and based on representation from the investor that such investor was acquiring for investment. The Series RR Preferred Shares are convertible into Common Stock at the lessor of (i) $22.50 per share or (ii) 75% of the average closing bid price of the common stock during the five trading days prior to conversion. The Preferred Shares pay an annual dividend of 6% payable semi-annually or on conversion or at redemption in cash or Common Stock, at the Companys option. During the year ended December 31, 1998, 1,285 shares of Series RR Preferred Stock were converted into 359,981 shares of the Companys common stock. Subsequent to December 31, 1998, demand for conversion or redemption of the remaining 215 shares of Series RR Preferred Stock had been submitted. As of March 15, 1999, negogiations were ongoing with the holder of the Series RR Preferred Stock with respect to the deferral of payment of the redemption price or conversion of the remaining shares of Series RR Preferred Stock pending the receipt by the Company of funding to pay the redemption price or until the annual shareholders meeting when approval of conversions above the 360,000 share cap would be solicited.

Common Stock
------------

On June 2, 1998, the Company filed an amended and restated Certificate of Incorporation increasing the authorized shares of common stock the Company is authorized to issue from 30,000,000 to 75,000,000 shares with a par value of $0.001. On March 11, 1999, the Companys Board of Directors authorized a 1 for 10 reverse stock split of its common stock and amended the par value of the common stock to $0.01 and reduced the authorized shares to 7,500,000 effective April 16, 1999 for shareholders of record at the close of business on April 16, 1999. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 10 reverse stock split.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15. STOCKHOLDERS EQUITY (Continued)

Common Stock (continued)
------------

In January of 1994, the principal shareholders of the Company surrendered for cancellation an aggregate of 66,667 shares of common stock. All references to number of shares, except shares authorized, and to per share information in the financial statements, have been adjusted to reflect the surrender and cancellation of such shares on a retroactive basis.

The Company completed an initial public offering of 345,000 units (including units sold pursuant to the underwriters over allotment options) in April of 1994. Each Unit consisted of one share of the Companys common stock and one Class A Warrant. The Company received $11,792,588 from the proceeds of the offering, net of the payment of all offering costs.

On September 1, 1995, Joel Freedman, a principal shareholder, director and Chief Executive Officer of the Company surrendered 3,662 shares of his common stock in repayment of his officers loan.

From November 1995 through December 31, 1996, the Company issued 159,727 shares of common stock in exchange for the cancellation of $5,000,000 of the Companys 7% convertible notes.

On April 1, 1996, Frank Falco, a principal shareholder, director and Chief Operating Officer of the Company, surrendered 9,221 shares of his common stock in repayment of his officers loan.

On November 15, 1996, the board of directors of the Company approved a stock repurchase plan whereby the Company may, from time to time, repurchase on the open market shares in its common stock in an amount up to $750,000. During the year ended December 31, 1996, the Company repurchased for retirement 10,000 shares at a price of $216,500.

During the year ended December 31, 1997 $300,000 of the Companys Convertible Preferred Stock were converted into 19,292 shares of the Companys common stock.

Common Stock Purchase Warrants and Options
------------------------------------------

The Company has authorized and in July of 1993, issued 5,000 warrants (the Private Placement Warrants) to purchase common stock. The Private Placement Warrants were exercisable to purchase one share of common stock per warrant at a price of $50.00 per share until August 1, 1996 and are not redeemable. In January of 1994, the Company granted to the holders of the Private Placement Warrants piggy-back registration rights pursuant to which the holders of such warrants may include the shares underlying such warrants in any registration statement subsequently filed by the Company at no cost to the holders of the Private Placement Warrants. During the year ended December 31, 1996, 750 Private Placement Warrants were exercised, 750 shares were issued in connection with the exercises and resulted in net proceeds to the Company of $33,750. The remaining 4,250 Private Placement Warrants expired and were canceled.

The Companys Class A Warrants are separately transferrable and entitle the holder to purchase two shares of common stock at $45.00 per share (subject to adjustment, which occurred). The Class A Warrants are exercisable commencing on April 20, 1995 and expiring April 20, 1999. Any or all of the Class A Warrants may be redeemed by the Company at a price of $.50 per warrant, upon the giving of 30 days written notice and provided that the closing bid price of the common stock for a period of twenty (20) consecutive trading days ending within ten
(10) days of the notice of redemption has equaled or exceeded $90.00 per share. During the year ended December 31, 1996, 1997 and 1998, 105,100, 225,851 and 9,790 Class A Warrants were exercised, 210,200, 451,703 and 19,580 shares were issued in connection with these exercises and resulted in net proceeds to the Company of $6,956,450, $6,171,000 and $184,500.

A  total  of  approximately   34,000  Class  A  Warrants  were  outstanding  and
exercisable at December 31, 1998. As part of the 1 for 10 reverse stock split of the Companys Common Stock and Class A Warrants, the term of the Class A Warrants was extended to April of 2000.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15.  STOCKHOLDERS EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)
------------------------------------------

In connection with the Offering, the Company sold to the Underwriter for nominal consideration, an option for the purchase of up to 30,000 units (the "option units"). Each option unit consisted of one share of the Companys common stock and one Class A Warrant. Each option unit was exercisable at a price of $66.00 per option unit during the period beginning April 20, 1996 and continuing until April 20, 1999. The option units could be exercised as to all or any lesser number of option units and contained provisions which required, under certain circumstances, the Company to register the option units underlying such options for sale to the public. The option units were nontransferable except to officers of the Underwriter, members of the underwriting group and their respective officers and partners. The option unit exercise price and the number of option units covered by the option were subject to adjustment to protect the holders thereof against dilution in certain events. During May 1996, all the option units were exercised and the company received net proceeds of $1,979,700 and issued 30,000 shares of the Companys common stock. As of December 31, 1998 all 30,000 Class A Warrants issued in connection with the underwriter option remained outstanding.

In February of 1998, the Company issued 270,000 Three Year $45.00 Warrants (the Lock-Up Warrants). The Lock-Up Warrants were issued in conjunction with the execution of Lock-Up Agreements by the holders of $30.00 Warrants whereby the holders of such warrants agreed not to resell any shares underlying those warrants prior to July 30, 1998. The Lock-Up Warrants are exercisable for a three year period at $45.00 (amended on November 10, 1998 to $3.30 until December 31, 1998 and $10.00 thereafter) per share.

In June of 1998, the Company issued 26,688 $60.00 Warrants and 26,688 $67.50 Warrants (collectively the Reload Warrants). The Reload Warrants were issued as an inducement for early exercise by the holders of certain $30.00 Warrants and are exercisable to the extent of one $60.00 Warrant and one $67.50 Warrant for each $30.00 Warrant previously exercised. The $60.00 Warrants and $67.50 Warrants are exercisable for a period of one year commencing June 8, 1998 to purchase common stock at $60.00 and $67.50 (amended on November 10, 1998 to $3.30 until December 31, 1998 and $10.00 thereafter) per share, respectively. Exercise of the $60.00 Warrants and $67.50 Warrants is subject to the restrictions that the holders, individually, will not beneficially own in excess of 4.99% of the Common Stock following any exercise.

During the fourth quarter of 1998, the Company agreed to amend the terms of certain warrants to reduce the exercise price of those warrants for certain warrant holders who had indicated a willingness to exercise currently outstanding warrants. Pursuant to such agreement, the exercise price of those warrants was reduced to $3.30 per share until December 31, 1998, and $10.00 per share thereafter, and the Company obtained the right to call the warrants for redemption. In total, the exercise prices were reduced on 117,651 of the $30.00 Warrants, 67,000 of the Lock-Up Warrants, 15,750 of the $60.00 Reload Warrants, and 15,750 of the $67.50 Reload Warrants.

On December 11, 1998 the Companys common stock option holders were offered a repricing of their options to $6.75 per share. With the exception of one consultant the repricing excluded all Directors and consultants. Exercise of the repriced options is not permitted until the closing bid price of the Companys common stock equals or exceeds 120% of the applicable option price in existence prior to December 11, 1998.

On June 17, 1993, the Company  adopted the IDM  Environmental  Corp.  1993 Stock
Option Plan (formerly International Dismantling & Machinery Corp. 1993 Stock Option Plan) (the "Stock Option Plan"). Pursuant to the Stock Option Plan, the Company has reserved 47,500 shares of common stock for issuance pursuant to the grant of incentive stock options and nonqualified stock options.

On April 11, 1994, the Board of Directors granted options under the Company's 1993 Stock Option Plan to certain employees and a Director to purchase 44,540 and 500 shares, respectively, of the Company's common stock at $40.00 per share, the market price of the Companys common stock at the date of grant. The options are incentive stock options, except for the Director's stock option which is a nonqualified stock option. The options are exercisable until April 2004. Twenty percent of the options vest three months from the date of grant. The balance of the options vest at a rate of twenty percent per year on each of the four anniversary dates subsequent to the grant of the options. The option exercise price was reduced to $20.00 per share on May 22, 1997. Holders of 20,808 outstanding options at the date of the aforementioned repricing under this grant accepted the repricing. The balance of the outstanding options remained at $20.00.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15.  STOCKHOLDERS EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)
------------------------------------------

On June 2, 1994, the Company granted a total of 500 non qualified stock options to two of the directors to purchase common stock at $62.50 per share, the market price of the Companys common stock at the date of the grant. The options vest at the same rate as the initial grant. The option exercise price was reduced to $20.00 per share on May 22, 1997. Holders of 1,485 outstanding options at the date of the aforementioned repricing under this grant accepted the repricing. The balance of the outstanding options remained at $20.00.

On December 28, 1994, the Company granted options to certain employees to purchase 2,970 shares of the Company's common stock at $43.80 per share, the market price of the Companys common stock at the date of the grant. On August 9, 1995, the Company granted an option to a new employee to purchase 500 shares of the Companys common stock at $52.50 per share, the market price of the Companys common stock at the date of grant. The options vest at the same rate as the first grant. The option exercise price was reduced to $20.00 per share on May 22, 1997.

On January 8, 1996, the Company amended the terms of its 1993 Stock Option Plan to add provisions allowing for the cashless exercise of options issued under the plan and providing for the automatic vesting of all options granted under the plan in the event of certain changes in control of the Company. Pursuant to such cashless exercise provisions, holders of options may, as payment of the exercise price, have the Company withhold the number of shares of common stock at the then market price of the Companys common stock, less the exercise price, of which is equal to the aggregate exercise price of the shares of common stock issuable upon exercise of the option. Under such provision of the accelerated vesting, notwithstanding any vesting schedule set forth in any individual option agreement, all options granted under the 1993 Plan will become fully vested and exercisable in the event a person or group, other than Joel Freedman or Frank Falco, acquire in excess of 15% of common stock of the Company unless such acquisition is approved by the Board.

On January 8, 1996, the Companys Compensation Committee and Board of Directors adopted and approved a new stock option plan for the Company, the IDM Environmental Corp. 1995 Stock Option Plan (the 1995 Plan), under which stock option awards may be made to employees, directors and consultants of the Company. The 1995 Plan became effective on the date it was adopted by the Board of Directors and it will remain effective until the tenth anniversary of the effective date unless terminated earlier by the Board of Directors. Pursuant to the plan, the Company has reserved 50,000 shares of common stock for issuance pursuant to the grant of incentive stock options and non qualified stock options. On January 8, 1996, the Company granted options to certain employees and consultants to purchase 6,900 shares of the Companys common stock at $29.40 per share, the market price of the Companys common stock at the date of the grant (4,150 have vested). In addition, on January 8, 1996, the Company approved, effective November 20, 1995, the granting of 4,000 options to purchase common stock at $37.20 per share, the market price of the Companys common stock at the date of the grant, to certain consultants (all options were vested). The balance of the 6,900 options vest at a rate of twenty percent per year on each of the four anniversary dates subsequent to the grant of the options. Also on January 8, 1996, the Company granted 7,500 options each to Messrs., Falco and Freedman at $32.30 per share, 110% of the market price of the Companys common stock at the date of grant. The option exercise price was reduced to $20.00 per share on May 22, 1997. Holders of 6,900 outstanding options at the date of the aforementioned repricing under this grant accepted the repricing. The balance of the outstanding options remained at $20.00.

On May 23, 1996, the Company granted vested options to the outside directors, a consultant and an employee to purchase 5,000 shares at $82.50 per share, the market price of the Companys common stock at the date of grant. The option exercise price was reduced to $20.00 per share on May 22, 1997.

On June 28, 1996 the Company adopted and approved a new stock option plan (the 1996 consulting options) under which nonqualified stock options have been granted to a consultant for the right to acquire 5,000 shares of its common stock at $32.30 per share. The options, which are fully vested and exercisable through June 28, 2006, were granted pursuant to a consultant agreement. The fair market value of these shares at the date of grant was $74.40. The difference between the exercise price and the market price of the Companys common stock at date of grant (the intrinsic value) reflects the compensation for the consulting services. The option exercise price was reduced to $20.00 per share on May 22, 1997.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15.  STOCKHOLDERS EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)
------------------------------------------

On May 22, 1997, the Company granted vested options to certain of its employees to purchase 5,295 shares at $20.00 a share, the market price of the Companys common stock at the date of grant. In addition, the Company agreed to reprice all options granted on or before May 22, 1997 to the same $20.00 per share. Holders of 3,420 outstanding options at the date of the aforementioned repricing under this grant accepted the repricing. The balance of the outstanding options remained at $20.00.

On June 10, 1997, the Company granted vested options to three of its outside directors for each to purchase 500 shares at $25.312, the market price of the Companys common stock at date of grant.

On July 23, 1997, the Company granted vested options in the amount of 500 shares for a consultant, and 500 shares for each of three officers at $25.625, the market price of the Companys common stock at date of grant. In addition, the Company granted a vested option to purchase 10,000 shares each to Messrs. Falco and Freedman at $28.1875 per share, 110% of the market price of the Companys common stock at the date of grant. Holders of 1,500 outstanding options at the date of the aforementioned repricing under this grant accepted the repricing. The balance of the outstanding options remained at $25.625 and $28.1875.

On August 26, 1997, the Company granted a vested option to its proposed nominee for director for 500 shares at $46.875, the market price of the Companys common stock at the date of grant.

During 1997, 4,539 options issued under the stock option plans were exercised resulting in net proceeds of $63,041.

During 1997 the Company issued to six consultants options to purchase 39,500 shares of the Companys common stock at exercise prices ranging from $12.50 to $45.00. In accordance with FAS 123 the fair value of these options were estimated at the grant date using the Black-Scholes value option pricing model resulting in the recording of $456,340 as compensation costs of consultants options. During 1997 15,500 of these options were exercised resulting in net proceeds to the Company of $235,000.

On January 8, 1998, the Company adopted and approved the 1998 Comprehensive Stock Option and Award Plan (the 1998 Plan), and reserved 100,000 shares of its common stock for issuance under the 1998 Plan.

Under the 1998 Plan, stock options, shares of restricted stock, stock awards or performance shares, or a combination of any such awards (collectively,
Awards), may be granted from time to time to Eligible Persons (hereinafter defined), all generally in the discretion of the Committee responsible for administering the 1998 Plan (hereinafter described). Each Award under the 1998 Plan will be evidenced by a separate written agreement which sets forth the terms and conditions of the Award. Eligible Persons generally include any employee of the Company or its subsidiaries, members of the Board of Directors of the Company and any consultant or other person whose participation the Committee determines is in the best interest of the Company. Grants under the 1998 Plan to non-employee directors are limited to an initial grant of non-qualified stock options in an amount equal to 500 shares multiplied by the number of years remaining in the term of each non-employee director commencing with the first annual shareholders meeting following the adoption of the 1998 Plan and additional grants on like terms on each subsequent reelection of a non-employee director. There is no maximum number of persons eligible to receive Awards under the 1998 Plan, nor is there any limit on the amount of Awards that may be granted to any such person, except as described below with respect to incentive stock options. The Company intends that stock options or other grants of Awards under the 1998 Plan to persons subject to Section 16 of the Exchange Act will satisfy the requirements of Rule 16b-3 under the Exchange Act (Rule 16b-3")

On January 8, 1998 the Company granted vested options to certain employees to purchase 7,380 shares of the Companys common stock at $37.19 per share, the market price of the Companys common stock at the date of grant. These options are exercisable until January 2008. Holders of 6,520 outstanding options, at the date of the aforementioned repricing, under this grant accepted the repricing. The balance of the outstanding options remained at $37.19.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15.  STOCKHOLDERS EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)
------------------------------------------

On June 2, 1998 the Company granted options to certain officers of the Company and one consultant to purchase 11,000 shares of the Companys common stock at $35.00 per share, the market price of the Companys common stock at the date of grant. The options have vesting periods as follows: (i) 1,500 of the officers options are fully vested at the date of grant; (ii) 3,500 of the officers options vest 50% at the date of grant with the balance vesting on the first anniversary of the date of grant; (iii) the remaining 4,500 of the officers options and the 1,500 consultants options vest one third at the date of grant and one third per year on each of the two anniversary dates subsequent to the date of grant. These options are exercisable until June 2008. Holders of 4,500 outstanding options, at the date of the aforementioned repricing, under this grant accepted the repricing. The balance of the outstanding options remained at $35.00.

During the year ended December 31,1998, the Company granted immediately exercisable options to consultants to purchase 126,500 shares of common stock at the market price of the Companys common stock at the date of the grants. During the years ended December 31, 1998, 1997 and 1996, the Company recorded non-cash compensation expense of $1,898,55, $456,340 and $63,094, respectively, in connection with the grants of these options.

As referred to in Note 1, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for
under  FASB  Statement  No.  123  (FASB  123"),   Accounting  for  Stock-Based
Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Companys employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Companys 1993, 1995 and 1998 Stock Option and Award Plans have authorized the granting of options to key employees, management personnel, Company Directors and consultants for up to 197,500 shares of the Companys common stock. Options granted pursuant to the 1993 and 1995 plans have terms between 5 and 10 years and become fully exercisable ranging from 0 to 4 years of continued employment. The 1998 Plan grants have terms of 5 and 10 years and become fully exercisable ranging from 0 to 2 years and are granted at no less than the fair market value of the Companys common stock at the grant date.

Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of implementation of FASB 123 for options granted in 1995 and 1996 and on the date of grant for options granted during 1998 and 1997 using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively, with ranges as follows:


                                     1998              1997             1996
                                     ----              ----             ----
 Risk-Free interest              4.15 - 5.55%        5.65%          4.39 - 6.40%
 Dividend yields                      0%               0%                0%
 Volatility factors of the
 expected market price of the
 Company's Common Stock           .92 - 1.05%         .92%            .72 - .87%
    Expected life of options      3 - 10 years    1 - 5 years        2 - 5 years

Fair values for future options are to be estimated at the date of grant.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15.  STOCKHOLDERS' EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)
------------------------------------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Companys stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in managements opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. In managements opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. In accordance with FASB 123, only stock options granted during the years ended December 31, 1998, 1997 and 1996 have been included for the Companys pro forma information as follows:

                                         1998              1997         1996
                                         ----              ----         ----
 Pro forma net loss on common stock  $(40,901,556)   $(11,885,575)  $(9,700,064)
 Pro forma loss per share:
    Basic                            $     (20.58)   $     (10.60)  $    (12.00)
    Diluted                          $     (20.58)   $     (10.60)  $    (12.00)

An additional $14,459,500, $661,152, and $552,220 of compensation expense (net of tax effect) would be recognized under implementation of FASB 123.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15.  STOCKHOLDERS EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)
------------------------------------------

A summary of changes in common stock options under the 1993 plan during 1998, 1997 and 1996, is as follows:

                                                                                                          Weighted
                                                                       Number          Price per           Average
                                                                     of Shares           Share          Exercise Price
                                                                    -----------        ---------       ---------------

           January 1, 1996                                               45,553                             20.00

           Canceled during 1996                                          (6,397)              40.00         40.00
           Exercised during 1996                                         (2,091)              40.00         40.00
                                                                    ------------
         Outstanding at December 31, 1996                                37,065
           Granted during 1997                                            9,295     $20.00 - $46.90        $20.80

           Canceled during 1997                                          (2,017)              20.00         20.00
           Exercised during 1997                                         (3,876)              20.00         20.00
                                                                    ------------
         Outstanding at December 31, 1997                                40,467
           Granted during 1998                                                -                   -
           Canceled during 1998                                             (37)              20.00         20.00
           Exercised during 1998                                           (321)              20.00         20.00
                                                                    ------------
         Outstanding at December 31, 1998                                40,109      $6.75 - $46.90         $9.30
                                                                    ============
         Options exercisable at December 31,  1998                       39,610      $6.75 - $46.90         $9.30
                                                                    ============
         Available for Future Grant                                       1,103
                                                                    ============

At  December  31,  1998  the  remaining   outstanding  shares  weighted  average
contractual life was 6.81.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15.  STOCKHOLDERS EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)
------------------------------------------

A summary of the 1995 plan activity which occurred during 1998, 1997 and 1996 is as follows:


                                                                                                Weighted
                                                               Number of         Price per       Average
                                                                Shares             Share      Exercise Price
                                                               ---------         ---------    --------------

         Outstanding, January 1, 1996                               -                 -              -
           Granted during 1996                                 30,900            $20.00         $20.00
           Exercised during 1996                               (2,055)            37.20          37.20
           Canceled during 1996                                  (945)            37.20          37.20
                                                             ----------
         Outstanding at December 31, 1996                      27,900                            20.00
           Granted during 1997                                 20,000            $28.20         $28.20
           Exercised during 1997                                 (663)            20.00          20.00
           Canceled during 1997                                  (337)            20.00          20.00
                                                             ----------
         Outstanding at December 31, 1997                      46,900                            20.00
           Granted during 1998                                      -                 -
           Exercised during 1998                                    -                 -
           Canceled during 1998                                     -                 -
                                                             ----------
         Outstanding at December 31, 1998                      46,900    $6.75 - $28.20          $9.50
                                                             ==========
         Options Exercisable at December 31, 1998              46,350                            $9.50
                                                             ==========
         Available for future grants                              382
                                                             ==========

At  December  31, 1998  the  remaining   outstanding   shares  weighted  average
contractual life was 4.3.

A summary of the 1998 plan activity which occurred during 1998 is as follows:

                                                                                                 Weighted
                                                   Number of Shares     Price Per Share    Average Exercise Price
                                                  ------------------   -----------------  ------------------------

         Outstanding, January 1, 1998                      -                 -                        -
           Granted during 1998                        18,380           $6.75 - $37.20            $18.20
           Exercised during 1998                           -                 -
           Canceled during 1998                         (40)                   $37.20             37.20
                                                   ----------
         Outstanding at December 31, 1998             18,340            6.75 - 37.20              18.10
                                                   ==========
         Options Exercisable at December 31, 1997     12,570           $6.75 - $37.20            $14.30
                                                   ==========
         Available for future grants                  81,660
                                                   ==========



                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15. STOCKHOLDERS EQUITY (continued)

Common Stock Purchase Warrants and Options (continued)
------------------------------------------

At  December  31, 1998  the  remaining   outstanding   shares  weighted  average
contractual life was 9.25.

In addition, as of December 31, 1998, 253,000 options granted to consultants remain outstanding at exercise prices ranging from $3.75 to $45.00 and have a weighted average exercise price of $31.60. At December 31, 1998 the remaining outstanding shares weighted average contractual life was 1.54.

The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 for the 1993 plan, 1995 plan and the various consulting options were as follows:

                                             1998           1998           1997
                                             ----           ----           ----
Stock Prices Equal to Exercise Price        29.30         25.60           12.90
Stock Prices in Excess of Exercise Price       -             -            25.30
Stock Prices Less than Exercise Price        5.70          7.90            7.80

Shareholders Rights Plan
-------------------------

On April 1, 1996, the Board of Directors adopted and approved a Shareholder Rights Plan in order to preserve for stockholders the long-term value of the Company in the event of a take-over. To put the Plan into effect, the Board declared a dividend of one Right for each share of common stock outstanding to stockholders of record at the close of business on April 1, 1996. Each right represents the right to purchase one one-hundredth of a share of a new series of preferred stock without voting rights par value $1.00 per share. The exercise price for each right is $20.00. Each right expires December 31, 2005.

The rights are not exercisable and are not transferrable apart from the Companys common stock until the tenth day after such time as a person or group acquires beneficial ownership of 15% or more of the Companys common stock or the tenth business day (or such later time as the board of directors may determine) after a person or group announces its intention to commence or commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the Companys common stock. As soon as practicable after the rights become exercisable, separate right certificates would be issued and the rights would become transferrable apart from the Companys common stock. In the event a person or group were to acquire a 15% or greater position in the Company, each right then outstanding would flip in and become a right to receive that number of shares of common stock of the Company which at the time of the 15% acquisition had a market value of two times the exercise price of the rights. The acquirer who triggered the rights would become excluded from the flip-in because his rights would become null and void upon his triggering the acquisition. The rights are redeemable by the Companys Board of Directors at a price of $.01 per right at any time prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Companys common stock. The redemption of the rights may be effective at such time, on such basis, and with such conditions as the board of directors in its sole discretion may establish. Thus, the rights would not interfere with a negotiated merger or a white knight transaction, even after a hostile tender offer has been commenced.

16. EARNINGS PER SHARE

For the years reported in within these consolidated financial statements weighted average shares for basic and dilutive computations are the same due to losses reported for each of the years.

Options to purchase 804,350, 661,367 and 41,250 shares of common stock at exercise prices ranging from $6.75 to $82.50 per share were outstanding during the years ended December 31, 1998, 1997 and 1996, respectively, and were not included in the computation of diluted earnings per share in accordance with FAS 128, as the potential shares are considered anti-dilutive due to the Companys losses from continuing operations.