Form 10-Q
period 1999-03-31
IDM ENVIRONMENTAL CORP
filed 1999-05-14
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.


                           Commission File No. 0-23900


                             IDM ENVIRONMENTAL CORP.
              ----------------------------------------------------
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


             ------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 10, 1999, 3,055,295 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 1999 and
           December 31, 1998..................................................1

           Consolidated Statements of Operations - For the three months ended
           March 31, 1999 and March 31, 1998..................................2

           Consolidated Statements of Cash Flows - For the three months ended
           March 31, 1999 and March 31, 1998 .................................3

           Notes to Consolidated Financial Statements.........................5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk........13

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..................................13

SIGNATURES  .................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                              March 31,        December 31,
                                                                                1999               1998
                                                                             -----------       ------------
                                                                             (Unaudited)
 ASSETS

Current Assets:
     Cash and cash equivalents                                               $     57,496    $    384,292
     Accounts receivable                                                        1,362,342       2,572,951
     Notes receivable - current                                                   367,198         367,198
     Inventory                                                                    582,517         582,517
     Costs and estimated earnings in excess of billings                         1,697,872       1,900,336
     Prepaid expenses and other current assets                                  1,300,542         906,137
                                                                              -----------      ----------
         Total Current Assets                                                   5,367,967       6,713,431

Investments in and advances to unconsolidated affiliates                        1,687,089       2,454,521
Investment in affiliate, at cost                                                1,853,125       1,853,125
Debt discount and issuance costs                                                        -          16,124
Property, plant and equipment                                                   2,870,383       3,133,404
Other assets                                                                      979,925         979,925
                                                                              -----------      ----------
                                                                              $12,758,489    $ 15,150,530
                                                                              ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                                        $   287,520    $    622,794
     Accounts payable and accrued expenses                                      5,949,148       6,578,070
     Billings in excess of costs and estimated earnings                           108,698               -
                                                                              -----------      ----------
         Total Current Liabilities                                              6,345,366       7,200,864

Long-term debt                                                                     51,189          64,544
                                                                              -----------      ----------
         Total Liabilities                                                      6,396,555       7,265,408
                                                                              -----------      ----------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, authorized 7,500,000 shares $.01 par value, issued
      and outstanding 3,055,295 in 1999 and 2,947,298 in 1998                      30,553          29,473
     Additional paid-in capital                                                57,514,142      57,215,536
     Convertible preferred stock, authorized 1,000,000 shares $1.00 par value
         Series RR, Issued and outstanding 215 shares in 1999 and in 1998,
       stated at a conversion value of $1,000 per share                           215,000         215,000

     Retained earnings (deficit)                                              (51,397,761)   ( 49,574,887)
                                                                              -----------      ----------
                                                                                6,361,934       7,885,122
                                                                              -----------      ----------
                                                                             $ 12,758,489    $ 15,150,530
                                                                              ===========      ==========


--------------------------------------------------------------------------------
       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   For the Three Months Ended March 31,
                                                                          1999              1998
                                                                       ----------        ----------

Revenue:
     Contract income                                                  $ 2,428,878     $ 5,168,758
                                                                       ----------      ----------
                                                                        2,428,878       5,168,758
                                                                       ----------      ----------
Cost of Sales:
     Direct job costs                                                   2,276,002       4,752,323
                                                                       ----------      ----------
                                                                        2,276,002       4,752,323
                                                                       ----------      ----------
Gross Profit                                                              152,876         416,435
                                                                       ----------      ----------
Operating Expenses:
     General and administrative expenses                                1,820,874       3,847,615
     Depreciation and amortization                                        127,515         133,780
     Equity in net loss of unconsolidated partnerships                      8,711               -
                                                                       ----------      ----------
                                                                        1,957,100       3,981,395
                                                                       ----------      ----------
Loss from Operations                                                   (1,804,224)     (3,564,960)

Other Income (Expense):
     Interest income (expense)                                            (14,887)     (3,176,686)
                                                                       ----------      ----------
Loss before Provision (Credit)  for Income Taxes                       (1,819,111)     (6,741,646)

Provision (Credit) for Income Taxes                                             -        (400,000)
                                                                       ----------      ----------
Net Loss                                                               (1,819,111)     (6,341,646)

Preferred Stock Dividends including amortization of beneficial
     conversion feature of $0 in 1999 and $104,000 in 1998.                 3,763        158,043
                                                                       ----------      ----------
Net Loss on Common Stock                                              ($1,822,874)    ($6,499,689)
                                                                       ==========      ==========
Loss per Share:
     Basic Loss per share                                                  ($0.61)         ($3.94)
                                                                       ==========      ==========
     Diluted Loss per share                                                ($0.61)         ($3.94)
                                                                       ==========      ==========
     Basic common shares outstanding                                    2,966,925       1,649,807
                                                                       ==========      ==========
     Diluted common shares outstanding                                  2,966,925       1,649,807
                                                                       ==========      ==========




--------------------------------------------------------------------------------
       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Three Month Ended March 31,
                                                                                     1999            1998
                                                                                   --------        --------

Cash Flows from Operating Activities:
     Net loss on common stock                                                    ($1,822,874)    ($6,499,689)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Deferred income taxes                                                             -       ( 400,000)
         Depreciation and amortization                                               150,543         172,031
         Amortization of debt discount and beneficial conversion feature              16,124       3,187,742
         Dividend on convertible preferred stock                                       3,763          54,043
         Compensation cost of consultant stock options                                     -       1,871,400
         Equity in net loss of unconsolidated affiliates                               8,711               -

     Decrease (Increase) In:
           Accounts receivable                                                     1,210,609         248,233
           Costs and estimated earnings in excess of billings                        202,464        (240,971)
           Prepaid expenses and other current assets                                (394,405)       (156,959)
           Bonding deposits                                                                -           9,157

     Increase (Decrease) In:
           Accounts payable and accrued expenses                                    (632,686)        535,952
           Billings in excess of costs and estimated earnings                        108,698          46,551
                                                                                  ----------      ----------
             Net cash used in operating activities                               (1 ,149,053)     (1,172,510)
                                                                                  ----------      ----------
Cash Flows from Investing Activities:
     Disposal of property, plant and equipment                                      112, 478               -
     Investment in and advances from (to) unconsolidated affiliates                  758,722        (353,255)
     Loans and advances from (to) officers                                                 -         (54,758)
                                                                                  ----------      ----------
         Net cash provided by (used in)  in investing activities                     871,200        (408,013)
                                                                                  ----------      ----------
Cash Flows from Financing Activities:
     Net proceeds from convertible preferred stock issuance                                -       3,240,000
     Long term debt borrowing                                                              -         156,238
     Principal payments on long-term debt                                            (83,507)       (190,630)
     Proceeds from exercise of stock options and warrants                             34,564       1,441,297
                                                                                   ----------      ----------
         Net cash (used in) provided by financing activities                         (48,943)      4,646,905
                                                                                   ----------      ----------
Net Increase (Decrease) in Cash and Cash Equivalents                                (326,796)      3,066,382

Cash and Cash Equivalents, beginning of period                                       384,292         602,242
                                                                                   ----------      ----------
Cash and Cash Equivalents, end of period                                         $    57,496      $3,668,624
                                                                                   ==========      ==========



--------------------------------------------------------------------------------
       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                   (Continued)


                                                                      For the Three Months Ended March 31,
                                                                             1999              1998
                                                                           ---------        ----------

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the year for:
  Interest                                                                 $ 15,599       $  214,374
                                                                            ========        ========
  Income taxes                                                             $      -       $        -
                                                                            ========        ========
Supplemental Disclosure of Noncash Investing and Financing Activities:

  Repayment of stockholder's loan through issuance of common stock         $265,122       $        -
                                                                            ========       =========
  Conversion of convertible promissory notes to common stock               $      -       $3,025,000
                                                                            ========       =========
  Conversion of preferred stock to common stock                            $      -       $2,700,000
                                                                            ========       =========
  Beneficial conversion feature of convertible preferred stock             $      -       $3,330,000
                                                                            ========       =========




--------------------------------------------------------------------------------
       The accompanying notes are an integral part of these consolidated financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of IDM Environmental Corp. and all of its wholly owned and majority owned subsidiary companies. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1999.

2.   CONTINGENCIES

     On August 15, 1996, the U.S. Department of Labor, Occupational Safety and Health Administration ("OSHA") issued wilful citations and notification of penalty in the aggregate amount of $147,000 on the Company in connection with the accidental death of an employee of one of the Company's subcontractors on the United Illuminating Steel Point Project job site in Bridgeport, Connecticut. A complaint was filed against the Company by the Secretary of Labor, United States Department of Labor on September 30, 1996. A hearing was conducted in the matter in April, 1997. In June 1998, the Company received a copy of the written decision filed by OSHA's Review Commission. The Commission vacated the first alleged wilful citation, but affirmed each of the second and third wilful citations, imposing a penalty in the amount of $70,000 for each citation. The Company strongly objects to the Commission's finding on the basis that it cannot be sustained as matters of fact or law and has filed a timely Notice of Appeal with the OSHA Review Commission for Discretionary Review, which body has accepted jurisdiction of the matter on administrative appeal. The Company is contesting the Citations and Notification of Penalty.

     Also in connection with this accidental death, the employee's estate filed a complaint for wrongful death against the subcontractor and the Company on February 11, 1997. The estate seeks damages in the amount of $45 million. The Company is being defended by the subcontractor's insurance carrier pursuant to the subcontractor's obligation to defend and indemnify the Company with respect to the actions of its (subcontractor's) employees and agents. The Company will be fully indemnified for any liability, if any, for any potential judgement or settlement in this matter and, therefore, the action is not expected to have any material effect on the Company's consolidated financial statement.

     In July of 1998, the Company, it's subsidiary, Global Waste & Energy and certain affiliates and officers were named as co-defendants in a cause of action styled Kasterka Vrtriebs GmbH v. IDM Environmental Corp., et al, filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The plaintiff, Kasterka, has alleged that the Company and it's affiliates breached a marketing agreement that had been entered between Kasterka and Enviropower. The plaintiff has alleged that the defendants failed to supply the required plans and specifications relating to the gasification technology originally developed by Enviropower Industries, Inc., formerly Continental Waste Conversion, Inc., and that, as a result, Kasterka was unable to manufacture and market gasification units in the territories designated in the marketing agreement. Kasterka has asserted a variety of claims for damages in the aggregate amount of approximately $42 million. The Company believes the suit is without merit and intends to vigorously contest the cause of action.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.   CONTINGENCIES (Continued)

     In September of 1998, the Company was named as a defendant in a cause of action styled Balerna Concrete Corporation, et al. v. IDM Environmental Corp., et al, filed in the United States District Court of Massachusetts
     (Case No. 98CV11883ML). The plaintiffs alleged that the Company, and others, engaged in a pattern of illegal conduct to divert funds from the plaintiffs through the operation of a concrete finishing business. The plaintiffs have asserted various claims under RICO, common law fraud, conversion, breach of contract and others basis seeking damages in an amount expected to exceed $450,000. The Company believes the suit is without merit and intends to vigorously contest the cause of action.

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

     The Series RR Preferred Shares are convertible into Common Stock at the lesser of (i) $22.50 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Preferred Shares pay an annual dividend of 6% payable semi-annually or on conversion or at redemption in cash or Common Stock, at the Company's option. During the year ended December 31, 1998, 1,285 shares of Series RR Preferred Stock were converted into 359,981 shares of the Company's common stock. Subsequent to December 31, 1998, demand for conversion or redemption of the remaining 215 shares of Series RR Preferred Stock had been submitted. As of May 12, 1999, negotiations were ongoing with the holder of the Series RR Preferred Stock with respect to the deferral of payment of the redemption price or conversion of the remaining shares of Series RR Preferred Stock pending the receipt by the Company of funding to pay the redemption price or until the annual shareholders meeting when approval of conversions above the 360,000 share cap would be solicited.

4.   EARNINGS PER SHARE

     The Company is calculating earnings per share to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the Company's common stock and the applicable conversion rate on the convertible preferred stock (note payable) as a dividend (interest expense) at the issue date and amortize from the issue date of the convertible security. Earnings per share as reported for the period ended March 31, 1998 reflects the following:

     -- The beneficial conversion feature of the Company's convertible notes and related warrants was $4,818,750 and was recorded as additional interest expense from August 13, 1997, the issue date of the convertible notes, to March 4, 1998, the date the last convertible note was converted into common stock. $3,106,000 was recorded for the three months ended March 31, 1998.

5.   STOCKHOLDERS'EQUITY

     Reverse Stock Split
     -------------------

     On March 11, 1999, the Company's Board of Directors authorized a 1 for 10 reverse stock split of its common stock effective April 16, 1999 for shareholders of record at the close of business on April 16, 1999 and amended the par value of the common stock to $.01. All shares and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 10 reverse stock split.

     Reverse Split and Extension of Class A Warrants
     -----------------------------------------------

     In April 1999, the Company's Board of Directors authorized a 1 for 10 reverse split of the Company's outstanding Class A Warrants effective April 16, 1999 and an extended the term of those warrants to April 2000.

     Loans by Warrant Holders
     ------------------------

     During November, 1998, the holders of certain $30.00 Warrants, Lock-Up Warrants and Reload Warrants loaned $671,023 to the Company. The loans may be credited against the exercise price of those Warrants. As of December 31, 1998, $265,122 was still outstanding. During March, 1999, 97,525 of the $30.00 warrants were converted into 97,525 shares of common stock. The exercise price of the warrants paid in full the loan outstanding.

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

Material Changes in the Results of Operations for the Three Months ended March 31, 1999 Compared with Three Months ended March 31, 1998

Revenues. The Company's total revenues decreased by approximately 53% from $5,169,000 for the quarter ended March 31, 1998 to $2,429,000 for the quarter ended March 31, 1999. The decrease in contract service revenues in 1999 from 1998 is primarily attributable to a decrease in revenue on the East Dam project, which produced revenues of approximately $2.2 million during the first quarter of 1998 as compared to none for the first quarter of 1999.

Cost of Sales. Direct job costs decreased by approximately the same percentage as the revenue, 52.1%, from $4,752,000 for the quarter ended March 31, 1998 to $2,276,000 for the same period in 1999. The decrease in job costs was primarily attributable to completion of the East Dam project. The primary elements of such decrease in job costs were job salaries and materials and supplies.

General and Administrative Expense. While total revenues decreased by 53.0% for the quarter, general and administrative expenses decreased 52.7% from $3,848,000 during the quarter ended March 31, 1998 to $1,821,000 during the same period in 1999. The decrease in general and administrative expense was primarily attributable to a $1.9 million expense recorded in February, 1998 for options granted to consultants to purchase 122,000 shares of common stock of the Company at the market price of the company's stock at the date of grant.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately 4.5% from $134,000 in 1998 to $128,000 in 1999. The decrease in depreciation and amortization expense was primarily attributable to a decrease in amortization of deferred issuance costs.

Interest Expense. In addition to its operating income and expenses, the Company reported net interest expense of $15,000 for the quarter ended March 31, 1999 as compared to net interest expense of $3,177,000 for the same period in 1998. The decrease in net interest income/expense was attributable to $3,106,000 in interest expense recorded on the convertible notes and related warrants in 1998. This amount represented the amortization of the beneficial conversion feature of the convertible notes and warrants.

Miscellaneous. During the first quarter of years 1998 and 1999 no provision was made for post retirement benefits subject to FAS 106.

As a result of the foregoing, the Company reported a loss before taxes of $1,819,000 and a net loss of $1,819,000 for the quarter ended March 31, 1999 as compared to a loss before taxes of $6,742,000 and a net loss of $6,342,000 for the same quarter in 1998.

The net loss attributable to common stock was increased by the preferred stock dividends totaling $4,000 in 1999 and $54,000 in 1998, and an accounting "deemed dividend" of $104,000 in 1998 arising from the amortization of the beneficial conversion feature of the Company's Preferred Stock. The Company is calculating earning per share to comply with the SEC staff position on accounting for securities issued with beneficial conversion features. This accounting required that the Company reflect the difference between the market price of the Company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaled $3,830,000 in 1998) and amortize the dividend over the 180 day period from the issue date for the Series B Preferred.

Liquidity and Capital Resources

At March 31,  1999,  we had a working  capital  deficit  of  approximately  $1.0 million and a cash balance of $58,000. This compares to a deficit in working capital of $.5 million and a cash balance of $0.4 million at December 31, 1998. The changes in working capital and cash were primarily attributable to a combination of the loss incurred during 1999 and the affects of (1) a decrease in accounts receivable of $1.2 million, (2) a decrease in accounts payable of $.6 million, and (3) a cash flow from the investment and advances from an unconsolidated affiliate of $.8 million.

Approximately $1.7 million of working capital consisted of unbilled costs and estimated earnings on ongoing projects. Such amounts are expected to be received during 1999 as projects progress with all such amounts being payable to the Company by the completion of such projects.

Also included in the working capital balance at March 31, 1999, was $0.6 million of surplus equipment inventory (net of a $0.9 million valuation reserve) held for sale which gross inventory level was identical to that reported at December 31, 1998. The inventory consists of nineteen (19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated market price of the generator inventory is twelve million dollars. Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since their design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items. It is our intent to incorporate this inventory in future projects.

At December 31, 1998, we had approximately $30 million of operating loss carry-forwards that may be applied against future taxable income. $2.3 million of such losses expire in the year 2010, $9.1 million in the year 2011, $8.6 million in the year 2012 and the balance the following year. Based on our continuing operating losses, we wrote-off our deferred tax asset during 1998 and no such assets was reflected at March 31, 1999.

Accounts receivable decreased by 46% from $2.6 million at December 31, 1998 to $1.4 million at March 31, 1999. The decrease was attributable to the decrease in revenue from $5.5 million in the fourth quarter of 1998 to $2.4 million on the first quarter of 1999.

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

Operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Since April of 1994, we have carried no bank debt and have funded operations principally through the sale of equity securities and securities convertible into equity securities. At March 31, 1999, we had no bank debt and no significant long-term debt and were funding operations entirely through cash on hand and operating cash flow.

Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, we presently have no sources of financing or commitments to provide financing. A total of approximately 34,000 Class A Warrants (after giving effect to the April 1999 reverse split) issued in connection with our initial public offering were outstanding and exercisable at March 31, 1999. Such warrants are exercisable to purchase two shares of common stock each for a price of $90.00, or $45.00 per share. The warrants were originally exercisable until April of 1999 unless earlier called. We declared a 1-for-10 reverse split of our Common Stock and Class A Warrants effective April 16, 1999 and extended the term of the Class A Warrants to April of 2000. Exercise of the warrants would provide gross proceeds of approximately $3.1 million and result in the issuance of approximately 70,000 shares after giving effect to the reverse split. However, given the current price of the Company's Common Stock, it is not expected that the Class A Warrants will be exercised in the near future.

In November of 1998, we paid $600,000 to acquire a 49% interest in Kortman Polonia, a Polish company with substantial real estate holdings. Kortmann Polonia has initiated discussions with various real estate developers and major U.S. retailers with respect to the sale of various real estate tracts and the development and leasing of the remaining tracts.

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

At March 31, 1999, we had submitted claims for additional compensation related to change orders on various projects totaling approximately $15 million. The most significant of these claims relate to the East Dam Project ($10.8 million) and a DOE project in Los Alamos, New Mexico which was completed in 1997 ($2.8 million). We are presently aggressively pursuing collection of these claims and expect that we will be able to collect substantially all amounts claimed if we continue to pursue such claims through litigation, if necessary. However, it is possible that we will compromise some of our claims for additional compensation accepting lesser amounts in favor of a more timely resolution of such claims and the receipt of funds with respect to the same. Our claim with respect to the East Dam Project has been approved by our general contractor on the project but has not, as yet, been approved by the project owner. Our general contractor agreed in the first quarter of 1999 to release our retainage on the project ($750,000). There can be no certainty as to the amount, if any, which we will receive with respect to our claims on change orders and when, if ever, we will receive such amounts.

In March of 1999, our management appeared before a Nasdaq hearing panel regarding the possible de-listing of our common stock for failure to maintain a minimum bid price of at least $1.00. In order to address the deficiency in minimum bid price, we proposed and have approved a 1-for-10 reverse split of our common stock and warrants to be effective April 16, 1999. On May 7, 1999 NASDAQ informed us of their decision that because of the Company's failure to comply with the minimum $5,000,000 market value of public float requirement for the past 37 consecutive trading days as of that date, that effective with the open of business of May 11, 1999, the company's securities were transferred from the National Market to the SmallCap Market, pursuant to the maintenance criteria. We believe that our working capital, combined with the expected receipt of funds from the resolution of certain change orders and litigation, is sufficient to meet our anticipated needs, other than project financing requirements discussed above, for at least the following twelve months, including the performance of all existing contracts of the Company. However, as there is no assurance as to the timing or amount of the receipt of funds from change orders, litigation or other sources, we may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs. While we are conducting ongoing discussions with various potential lenders with a view to establishing available credit facilities, we presently have no commitments from any bank or other lender to provide financing if such financing becomes necessary to support operations.

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

At March 31, 1999, we had a backlog of approximately $7 million of signed services contracts as compared to a backlog of approximately $8 million at December 31, 1998. The largest projects in our backlog at March 31, 1999 were the Oak Ridge asset recovery project, with an estimated value of services to be performed of $4 million, and the North Rim project, with an estimated value of services to be performed of $3 million. The Oak Ridge project began in March 1998 and the North Rim project began in May 1999 with both projects scheduled to be completed during 1999. However, the elapsed time from the award of a contract to commencement of services, and completion of performance, may be two or more years. The backlog at March 31, 1999 does not include services expected to be rendered under the EWN project in Germany. The total German government funding for the EWN project is approximately $3.65 billion. We anticipate that we will perform as much as $700 million of services at the EWN site over a ten year period. We expect to finalize a comprehensive agreement for the revitalization of the EWN site during the first half of 1999 and to be performing remediation services during the second half of 1999. Because of the uncertainty as to the actual start date for services at the EWN site, no estimate can be made as to the value of services expected to be rendered during 1999.

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

While we anticipate that entry into the energy production, waste treatment and nuclear facilities decommissioning and site revitalization market will provide significant opportunities for sustainable growth in both revenues and operating profits, entry into those markets requires substantial capital commitments and involves certain risks. Undertaking energy production, waste treatment and nuclear decommissioning projects can be expected to require capital expenditures of as little as several million dollars to hundreds of millions of dollars per project. We do not currently have the necessary capital resources to undertake such ventures without third party financing. We anticipate that we will take on equity partners and seek third party debt financing to finance substantial portions of the projects which we expect to undertake. While we have been successful in attracting substantial partners in carrying out various phases of the EWN nuclear decommissioning/site revitalization project, we have no commitments from potential partners and financing sources to provide funding for future projects and there is no assurance that such partners and financing sources will be available, or will provide financing on acceptable terms, if and when we commence future projects.

There is substantial uncertain as to our ability to continue to operate as a result of continuing losses and a lack of currently available resources to fund future operations. In an effort to deal with these concerns, we are presently evaluating the sale or other liquidation of various long-term assets which we believe can provide adequate funding to support future operations. In March of 1999, we agreed to accept $300,000 in full settlement of our note receivable from UPE relating to the sale of our surplus equipment inventory. $150,000 was paid at closing with the balance payable in monthly installments over eight months. We are presently evaluating the sale of properties in Poland and the potential compromise of our claims for additional compensation on the East Dam project as sources of additional funds. We believe that adequate funding will be provided from the efforts described to support our operations for the foreseeable future. However, in the absence of receipt of adequate funding from those, or other, sources, our ability to continue to operate at the current level is in doubt. Impact of Inflation

Inflation has not been a major factor in our business since inception. There can be no assurances that this will continue. However, it is anticipated that any increases in costs can be passed on to customers in the form of higher prices.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.           Description
          -----------           -----------

             27.1             Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IDM ENVIRONMENTAL CORP.


Dated: May 14, 1999                 By:  /s/ Joel Freedman
                                       -----------------------------
                                        Joel Freedman, President


Dated: May 14, 1999                 By: /s/ Michael B. Killeen
                                       ------------------------------
                                        Michael B. Killeen, Principal
                                        Financial and Accounting Officer