Form 10-Q
period 1999-06-30
IDM ENVIRONMENTAL CORP
filed 1999-08-16
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.


                           Commission File No. 0-23900


                             IDM ENVIRONMENTAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New Jersey                                    22-2194790
----------------------------------             ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


               396 Whitehead Avenue, South River, New Jersey 08882
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (732) 390-9550
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

     As of August 13, 1999, 3,311,085 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    ----------------------------------------
                                      INDEX

                                                                       Page
                                                                       Number
                                                                      --------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - June 30, 1999 and
           December 31, 1998.............................................   3

           Consolidated Statements of Operations - For the six
           months ended June 30, 1999 and 1998...........................   4

           Consolidated Statements of Operations - For the three
           months ended June 30, 1999 and 1998...........................   5

           Consolidated Statements of Cash Flows - For the six
           months ended June 30, 1999 and 1998 ..........................   6

           Notes to Consolidated Financial Statements....................   8

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  12

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....  18

PART II - OTHER INFORMATION

 Item 2.  Changes in Securities..........................................  18
 Item 4.  Submission of Matters to a Vote of Security Holders............  18
 Item 6.  Exhibits and Reports on Form 8-K...............................  19

SIGNATURES  . . . . . . .................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                    Unaudited
                                                                                    June 30,       December 31,
                                                                                      1999            1998
                                                                                   -----------    -------------

ASSETS

Current Assets:
     Cash and cash equivalents                                                  $       9,307   $     384,292
     Accounts receivable                                                            2,668,756       2,572,951
     Notes receivable - current                                                       179,198         367,198
     Inventory                                                                        582,517         582,517
     Costs and estimated earnings in excess of billings                               922,035       1,900,336
     Prepaid expenses and other current assets                                      1,212,175         906,137
                                                                                    ---------       ---------
         Total Current Assets                                                       5,573,988       6,713,431

Investments in and Advances to Unconsolidated Affiliates                            1,666,717       2,454,521
Investment in Affiliate, at cost                                                    1,853,125       1,853,125
Debt Discount and Issuance Costs                                                      -                16,124
Property, Plant and Equipment                                                       2,475,241       3,133,404
Other Assets                                                                          979,925         979,925
                                                                                   ----------      ----------
                                                                                $  12,548,996    $ 15,150,530
                                                                                   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                          $     414,485   $     622,794
     Accounts payable and accrued expenses                                          7,561,885       6,578,070
     Billings in excess of costs and estimated earnings                               455,906               -
     Due to Officers                                                                  313,904               -
                                                                                   ----------       ---------
         Total Current Liabilities                                                  8,746,180       7,200,864

Long-Term Debt                                                                         28,709          64,544
                                                                                   ----------       ---------
         Total Liabilities                                                          8,774,889       7,265,408
                                                                                   ----------       ---------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, authorized 7,500,000 shares $.01 par value, issued
      and outstanding 3,180,295 in 1999 and 2,947,298 in 1998                          31,803          29,473
     Additional paid-in capital                                                    57,512,892      57,215,536
     Convertible preferred stock, authorized 1,000,000 shares $1.00 par value
       Series RR, Issued and outstanding 215 shares in 1999 and in 1998,
       stated at a conversion value of $1,000 per share                               215,000         215,000

     Retained earnings (deficit)                                                  (53,985,588)    (49,574,887)
                                                                                   ----------      ----------
                                                                                    3,774,107       7,885,122
                                                                                   ----------      ----------
                                                                                $  12,548,996    $ 15,150,530
                                                                                   ==========      ==========

--------------------------------------------------------------------------------
       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  For the Six Months Ended June 30,
                                                                        1999             1998
                                                                   -------------    -------------


Revenue:
     Contract income                                                 $ 4,575,816     $10,015,549
                                                                               -               -
                                                                      ----------      ----------
                                                                       4,575,816      10,015,549
                                                                      ----------      ----------
Cost of Sales:
     Direct job costs                                                  5,141,760      11,494,348

                                                                       5,141,760      11,494,348
                                                                      ----------      ----------
Gross Profit (Loss)                                                     (565,944)     (1,478,799)
                                                                      ----------      ----------
Operating Expenses:
     General and administrative expenses                               3,555,908       6,380,722
     Depreciation and amortization                                       227,439         318,246
     Equity in net loss of unconsolidated partnerships                     8,711               -
                                                                      ----------      ----------
                                                                       3,792,058       6,698,968
                                                                      ----------      ----------
Loss from Operations                                                  (4,358,002)     (8,177,767)

Other Income (Expense):
     Interest income (expense)                                           (45,173)     (4,322,684)
                                                                      ----------      ----------
Loss before Provision (Credit) for Income Taxes                       (4,403,175)    (12,500,451)

Provision (Credit) for Income Taxes                                            -        (400,000)
                                                                      ----------      ----------
Net Loss                                                              (4,403,175)    (12,100,451)

Preferred Stock Dividends including amortization of beneficial
     conversion feature of $0 in 1999 and $3,330,000 in 1998.              7,526       3,447,043
                                                                      ----------      ----------
Net Loss on Common Stock                                            $ (4,410,701)   $(15,547,494)
                                                                      ==========      ==========
Loss per Share:
     Basic Loss per share                                           $      (1.45)   $      (9.08)
                                                                      ==========      ==========
     Diluted Loss per share                                         $      (1.45)   $      (9.08)
                                                                      ==========      ==========
     Basic common shares outstanding                                   3,034,835       1,712,623
                                                                      ==========      ==========
     Diluted common shares outstanding                                 3,034,835       1,712,623
                                                                      ==========      ==========


--------------------------------------------------------------------------------
       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                       For the Three Months Ended June 30,
                                                                               1999            1998
                                                                             ---------      ----------

Revenue:
     Contract income                                                        $ 2,146,938   $ 4,846,791

                                                                              2,146,938     4,846,791
                                                                             ----------    ----------
Cost of Sales:
     Direct job costs                                                         2,865,758     6,742,025

                                                                              2,865,758     6,742,025
                                                                             ----------    ----------
Gross Profit (Loss)                                                            (718,820)   (1,895,234)
                                                                             ----------    ----------
Operating Expenses:
     General and administrative expenses                                      1,735,034     2,533,107
     Depreciation and amortization                                               99,924       184,466
                                                                             ----------    ----------
                                                                              1,834,958     2,717,573
                                                                             ----------    ----------
Loss from Operations                                                         (2,553,778)   (4,612,807)

Other Income (Expense):
     Interest income (expense)                                                  (30,286)   (1,145,998)
                                                                              ----------    ----------
Loss before Credit for Income Taxes                                          (2,584,064)   (5,758,805)

Credit for Income Taxes                                                               -             -
                                                                              ----------    ----------
Net Loss                                                                     (2,584,064)   (5,758,805)

Preferred Stock Dividends including amortization of beneficial
     conversion feature of $0 in 1999 and $3,226,000 in 1998.                     3,763     3,289,000
                                                                              ----------    ----------
Net Loss on Common Stock                                                   $ (2,587,827)  $(9,047,805)
                                                                              ==========    ==========
Loss per Share:
     Basic Loss per share                                                  $      (0.83)  $     (5.10)
                                                                              ==========    ==========
     Diluted Loss per share                                                $      (0.83)  $     (5.10)
                                                                              ==========    ==========
     Basic common shares outstanding                                          3,101,998      1,774,749
                                                                              ==========    ==========
     Diluted common shares outstanding                                        3,101,998      1,774,749
                                                                              ==========    ==========


--------------------------------------------------------------------------------
       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          For the Six Months Ended June 30,
                                                                              1999            1998
                                                                           -----------     ----------

Cash Flows from Operating Activities:
     Net loss on Common Stock                                            $(4,410,701)  $(15,547,494)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Deferred income taxes                                                     -       (400,000)
         Depreciation and amortization                                       282,996        325,649
         Amortization of debt discount and beneficial conversion feature      16,124      7,636,786
         Dividend on convertible preferred stock                               7,526        117,043
         Compensation cost of consultant stock options                             -      1,871,400
         Equity in net loss of unconsolidated affiliates                       8,711              -

     Decrease (Increase) In:
         Accounts receivable                                                 (95,805)    (1,206,756)
         Notes receivable                                                    188,000          7,652
         Costs and estimated earnings in excess of billings                  978,301        301,352
         Prepaid expenses and other current assets                          (306,038)        19,068
         Bonding deposits                                                          -          9,157

     Increase (Decrease) In:
         Accounts payable and accrued expenses                               836,903        208,928
         Billings in excess of costs and estimated earnings                  455,906        780,964
                                                                           ---------      ---------

             Net cash used in operating activities                        (2,038,077)    (5,876,251)
                                                                           ---------      ---------
Cash Flows from Investing Activities:
     Acquisition of property, plant and equipment                                  -       (472,328)
     Disposal of property, plant and equipment                               375,167              -
     Investment in and advances from (to) unconsolidated affiliates          779,093        990,813
     Acquisition of other assets                                                   -       (178,125)
     Loans and advances from (to) officers                                   313,904        (74,958)
                                                                           ---------      ---------
         Net cash provided by in investing activities                      1,468,164        265,402
                                                                           ---------      ---------
Cash Flows from Financing Activities:
     Net proceeds from convertible preferred stock issuance                        -      3,240,000
     Long term debt borrowing                                                      -        156,238
     Short term borrowing                                                    400,000              -
     Principal payments on long-term debt                                   (239,636)      (340,146)
     Proceeds from exercise of stock options and warrants                     34,564      2,072,415
                                                                           ---------      ---------
         Net cash provided by financing activities                           194,928      5,128,507
                                                                           ---------      ---------
Net (Decrease) in Cash and Cash Equivalents                                 (374,985)      (482,342)

Cash and Cash Equivalents, beginning of period                               384,292        602,242
                                                                           ---------      ---------
Cash and Cash Equivalents, end of period                                 $     9,307     $  119,900
                                                                           =========      =========


--------------------------------------------------------------------------------
       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)



                                                                         For the Six Months Ended June 30,
                                                                               1999            1998
                                                                            ---------        ---------

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the year for:
  Interest                                                                  $ 46,146     $   231,205
                                                                             =======         =======
  Income taxes                                                              $      -     $         -
                                                                             =======         =======
Supplemental Disclosure of Noncash Investing and Financing Activities:

  Repayment of stockholder's loan through issuance of common stock          $265,122     $         -
                                                                             =======         =======
  Conversion of convertible promissory notes to common stock                $      -     $ 3,025,000
                                                                             =======       =========
  Conversion of preferred stock to common stock                             $      -     $ 2,700,000
                                                                             =======       =========
  Beneficial conversion feature of convertible preferred stock              $      -     $ 3,330,000
                                                                             =======       =========






--------------------------------------------------------------------------------
       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of IDM Environmental Corp. and all of it's wholly owned and majority owned subsidiary companies. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1999.

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

     The Series RR Preferred Shares are convertible into Common Stock at the lesser of (i) $22.50 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Preferred Shares pay an annual dividend of 6% payable semi-annually or on conversion or at redemption in cash or Common Stock, at the Company's option. During the year ended December 31, 1998, 1,285 shares of Series RR Preferred Stock were converted into 359,981 shares of the Company's common stock. Subsequent to December 31, 1998, demand for conversion or redemption of the remaining 215 shares of Series RR Preferred Stock had been submitted. At the annual shareholders meeting, on June 10, 1999, the shareholders approved a proposal to authorize issuance of common shares in excess of 360,000 on the conversion of outstanding Series RR Preferred Stock. On July 26, 1999, the Company reached agreement with the holder of the remaining 215 shares of Series RR Preferred Stock to allow conversion into 130,788 common shares in full and final settlement of the 215 Series RR Preferred Shares.

4.   EARNINGS PER SHARE

     The Company is calculating earnings per share to comply with the SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that the Company reflect the difference between the market price of the Company's common stock and the applicable conversion rate on the convertible preferred stock (note payable) as a dividend (interest expense) at the issue date and amortize from the issue date of the convertible security. Earnings per share as reported for the period ended June 30, 1998 reflect the following:

     -- The beneficial conversion feature of the Company's Series C Preferred Stock and related warrants was $3,330,000 and was amortized as a dividend from February 13, 1998, the issue date, to June 22, 1998, the date the Registration Statement of the underlying stock was declared effective. $104,000 was recorded for the three months ended March 31, 1998, and $3,226,000 for the three months ended June 30, 1998.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

5.   STOCKHOLDERS' EQUITY

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

     Reverse Split and Extension of Class A Warrants
     -----------------------------------------------
     In April 1999, the Company's Board of Directors authorized a 1 for 10 reverse split of the Company's outstanding Class A Warrants effective April 16, 1999 and extended the term of those warrants to April 2000.

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

6.   SUBSEQUENT EVENTS

     Approved Actions by the Board of Directors
     ------------------------------------------
     On July 18, 1999, the Board of Directors of the Corporation approved the following resolutions:

     (1) A proposal to reduce the exercise price of a consultant's option from $37.19 per share to $6.75 per share for 112,500 shares. The market price of The Company's Common Stock at the date of this action was $1.156 and the additional compensation expense recognized under FASB 123 is expected to be minimal.

     (2)  A proposal  authorizing the Company's Chief Executive  Officer ("CEO")
          and  Chief   Operating   Officer   ("COO")  to  negotiate  a  proposed
          acquisition of Fusion Networks, Inc.

          On July 26, 1999, the Company announced that it had entered into a non-binding letter of intent to acquire Fusion Networks, Inc., based in Miami, Florida.

          Fusion Networks is a newly formed company which is in the process of building a portal-type web site with an initial emphasis on Latin America and the Hispanic market in the United States. The president of Fusion Networks, Hernando Bahamon, has previously established a number of web-sites for companies based in Latin America.

          Pursuant to the letter of intent, it is contemplated that IDM will acquire Fusion Networks in exchange for approximately 600,000 shares of common stock plus shares of non-voting redeemable preferred stock of IDM which, upon approval by IDM's shareholders, would automatically convert into approximately 26 million shares of common stock.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.   SUBSEQUENT EVENTS (Continued)

     Approved Actions by the Board of Directors (Continued)
     ------------------------------------------------------
          The proposed acquisition is subject to a number of conditions, including receipt by the Company's board of directors of a "fairness opinion" from an investment banking firm, the receipt of all necessary regulatory approvals and the negotiation and execution of definitive documentation. There can be no assurance that the acquisition will be successfully implemented or that there will not be modifications to the acquisition terms.

     (3) A proposal increasing the number of shares by 1,600,000 under the Company's 1998 Stock Option Plan ("1998 Plan") subject to shareholder approval.

     (4) A proposal granting 1,000,000 options under the 1998 Plan to various officers, directors and consultants and granting 400,000 options outside of the 1998 Plan to a consultant.

     Redemption of 215 shares of Series RR Preferred Stock
     -----------------------------------------------------
     On July 26, 1999, The Company reached agreement with the holder of the remaining 215 shares of Series RR Preferred Stock to allow conversion into 130,788 shares of The Company's Common Stock in full and final settlement of the 215 Preferred RR shares.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of Securities Exchange Act of 1954. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report.

Material Changes in the Results of Operations for the Three Months ended June 30, 1999 Compared with the Three Months ended June 30, 1998

Revenues. The Company's total revenues decreased by approximately 55.7% from $4,847,000 for the quarter ended June 30, 1998 to $2,147,000 for the quarter ended June 30, 1999. The decrease in contract income in 1999 from 1998 was primarily attributable to a reduction in the number and size of contracts performed during the current period as compared to the same period in 1998, including, in particular, the East Dam project which was completed in 1998 and which produced revenues of approximately $1.7 million during the second quarter of 1998 as compared to none for the second quarter of 1999.

Revenues for the quarter included $1 million associated with the DOE project in Los Alamos, New Mexico which was completed in 1997 and $650,000 associated with the East Dam project which was completed in 1998. The payment for the Los Alamos DOE project was for full settlement of the Company's change order claim in the approximate amount of $2.8 million. The payment for the East Dam project was consideration to the Company for assignment to the contractor on the project of the Company's claim for additional compensation associated with change orders in the approximate amount of $10 million. The contractor will pursue the claim, paying all direct claim costs, including costs of experts. In the event the claim results in a payment to the contractor, the payment will be distributed 70% to the contractor and 30% to the Company after deducting direct claim costs and the $650,000 paid by the contractor.

Cost of Sales. Direct job costs decreased by approximately the same percentage as the revenue 57.5% from $6,742,000 for the quarter ended June 30, 1998 to $2,866,000 for the same period in 1999. The decrease in job costs was primarily attributable to completion during 1998 of the East Dam project, which reduction was partially offset by additional job cost charges associated with two contracts in the Company's Oak Ridge, Tennessee office. The first project is an asset recovery contract where the value of the equipment salvaged pays for the Company's cost of dismantling and removing the equipment. During the quarter, the Company became aware of several previously undisclosed problems that reduced the value of the equipment and increased the costs to decontaminate and remove the equipment. As a result of the unforseen problems, the Company recorded a negative $1.1 million dollar gross margin on the contract during the quarter. The Company intends to aggressively pursue contract change orders. Any revenue received from the change order will be recorded when realized.

The second project was a waste disposal project on which the Company planned to decontaminate and sell the scrap steel from the project. During the quarter, the Company became aware that the waste had PCB's which resulted in an increase in the disposal cost and the contractor imposed additional conditions which resulted in the scrap steel being disposed of at a cost to the Company in lieu of being able to sell the same. As a result of these unforseen problems, the Company recorded $1.2 million negative gross margin for this contract during the quarter. The Company intends to pursue change orders against the contractor. Any revenue received from the change order will be recorded when realized.

General and Administrative Expenses. While total revenues decreased by 55.7% for the quarter, general and administrative expenses decreased 31.5% from $2,533,000 during the quarter ended June 30, 1998 to $1,735,000 during the same period in 1999. The decrease in general and administrative expense was primarily attributable to a decrease in variable overhead due to lower business levels.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately 46% from $185,000 in 1998 to $100,000 in 1999. The decrease depreciation and amortization expense was primarily attributable to a decrease in amortization of deferred issuance costs.

Interest Expense. In addition to its operating income and expenses, the Company reported net interest expense of $30,000 for the quarter ended June 30, 1999 as compared to net interest expense of $1,146,000 for the same period in 1998. The decrease in net interest income/expense was attributable to $1,163,000 in interest expense recorded on the convertible notes and related warrants in 1998. This amount represented the amortization of the beneficial conversion feature of the convertible notes and warrants.

Miscellaneous. During the second quarter of years 1998 and 1999, no provision was made for post retirement benefits subject to FAS 106.

As a result of the foregoing, the Company reported a loss before and after taxes of $2,584,000 for the quarter ended June 30, 1999 as compared to a net loss of $5,759,000 for the same quarter in 1998.

The net loss attributable to common stock was increased by the preferred stock dividends totaling $4,000 in 1999 and $63,000 in 1998, and an accounting "deemed dividend" of $3,226,000 in 1998 arising from the amortization of the beneficial conversion feature of the Company's Preferred Stock Series C. The Company is calculating earning per share to comply with the SEC staff position on accounting for securities issued with beneficial conversion features. This accounting required that the Company reflect the difference between the market price of the Company's common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaled $3,330,000 in 1998) and amortized the dividend from the issue date for the Series C Preferred, February 13, 1998 to June 22, 1998, the date the Registration Statement of the underlying stock was declared effective.

Six Months ended June 30, 1999 Compared with Six Months Ended June 30, 1998.

Revenues. Total revenues decreased by approximately 54.3% from $10,015,000 for the six months ended June 30, 1998 to $4,576,000 for the same period in 1999. The decrease was primarily attributable to the lower volume of business. Also, see the quarterly comparison for a discussion of some of the factors.

Cost  of  Sales.   Direct  job  costs  decreased  by  approximately  55.3%  from
$11,494,000 for the six months ended June 30, 1998 to $5,142,000 for the same period in 1999 and is primarily attributable to the lower revenue volume.

General and Administrative Expenses. General and administrative expenses decreased 55.7% from $6,381,000 during the six months ended June 30, 1998 to $3,556,000 during the same period in 1999. The decrease in general and administrative expense was attributable to $1.9 million expense recorded in February, 1998 for options granted to consultants to purchase 122,000 shares of common stock of the Company at the market price of the Company's common stock at the date of the grant and lower volume.

Interest Expense. The Company reported a decrease in net interest expense from $4,323,000 for the six months ended June 30, 1998 to $45,000 expense for the same period in 1999. See the quarterly comparison for discussion of the factors contributing to the decreased expense.

As a result of the foregoing, the Company reported a loss before taxes of $12,500,000 and a net loss after tax of $12,100,000 for the six months ended June 30, 1998 as compared to a loss before and after taxes of $4,403,000 for the same period in 1999.

The net loss attributable to common stock was increased by $8,000 and $117,000 in preferred stock dividends and $0 and $3,330,000 amortization of the beneficial conversion feature in 1999 and 1998 respectively.

Liquidity and Capital Resources

At June 30, 1999, the Company had a working capital deficit of approximately $3.2 million and a cash balance of $9,000. This compares to a deficit in working capital of $0.5 million and a cash balance of $0.4 million at December 31, 1998. The changes in working capital and cash were primarily attributable to a combination of the loss incurred during 1999 and the effects of (1) an increase in accounts payable of $0.8 million, and (2) a cash flow from the investment and advances from an unconsolidated affiliate of $0.8 million.

Approximately $0.9 million of working capital consisted of unbilled costs and estimated earnings on ongoing projects. Such amounts are expected to be received during 1999 as projects progress with all such amounts being payable to the Company by the completion of such projects.

Also included in the working capital balance at June 30, 1999, was $0.6 million of surplus equipment inventory (net of a $0.9 million valuation reserve) held for sale which gross inventory level was identical to that reported at December 31, 1998. The inventory consists of nineteen (19) generator sets with a total electrical capacity of 242,500 kilowatts per hour (KWH). The estimated market price of the generator inventory is twelve million dollars. Twelve (12) of the generators are steam driven and range in size from 12,500 kilowatts to 33,000 kilowatts (KW). Seven (7) of the generators are diesel driven and range in size from 1,000 to 9,000 kilowatts (KW). These generator sets should not be considered as obsolete or outdated inventory since its design and technology has not changed much over the years. They are very long lead items (15-18 months), experience and project specific and as such they are not to be compared with disposable items. It is our intent to incorporate this inventory in future projects.

At December 31, 1998, we had approximately $30 million of operating loss carry-forwards that may be applied against future taxable income. $2.3 million of such losses expire in the year 2010, $9.1 million in the year 2011, $8.6 million in the year 2012 and the balance ($10.0 million) the following year. Based on our continuing operating losses, we wrote-off our deferred tax asset during 1998 and no such assets was reflected at June 30, 1999.

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

Operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Since April of 1994, we have carried no bank debt and have funded operations principally through the sale of equity securities and securities convertible into equity securities. At June 30, 1999, we had no bank debt and no significant long-term debt and were funding operations entirely through cash on hand and operating cash flow.

Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, we presently have no sources of financing or commitments to provide financing. A total of approximately 34,000 Class A Warrants (after giving effect to the April 1999 reverse split) issued in connection with our initial public offering were outstanding and exercisable at June 30, 1999. Such warrants are exercisable to purchase two shares of common stock each for a price of $90.00, or $45.00 per share. The warrants were originally exercisable until April of 1999 unless earlier called. We declared a 1-for-10 reverse split of our Common Stock and Class A Warrants effective April 16, 1999 and extended the term of the Class A Warrants to April of 2000. Exercise of the warrants would provide gross proceeds of approximately $3.1 million and result in the issuance of approximately 70,000 shares after giving effect to the reverse split. However, given the current price of the Company's Common Stock, it is not expected that the Class A Warrants will be exercised in the near future.

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

In March of 1999, our management appeared before a Nasdaq hearing panel regarding the possible de-listing of our common stock for failure to maintain a minimum bid price of at least $1.00. In order to address the deficiency in minimum bid price, we proposed and have approved a 1-for-10 reverse split of our common stock and warrants to be effective April 16, 1999. On May 7, 1999, NASDAQ informed us of their decision that because of the Company's failure to comply with the minimum $5,000,000 market value of public float requirement for the past 37 consecutive trading days as of that date, that effective with the open of business of May 11, 1999, the company's securities were transferred from the National Market to the Small Cap Market, pursuant to the maintenance criteria.

Subsequent to June 30, 1999, we received payments of $1 million from the settlement of our change order claims on the Los Alamos DOE project and $650,000 from assignment to our contractor of our change order claims on the East Dam project. The contractor will pursue the East Dam claim, paying all direct claim costs, including costs of experts. In the event the claim results in a payment to the contractor, the payment will be distributed 70% to the contractor and 30% to the Company after deducting direct claim costs and the $650,000 paid by the contractor. We also expect to be able to close on the sale of one or more parcels held by Kortmann Polonia during 1999. Given our current financial position, we are evaluating opportunities to sell part, or all, of our interest in proposed power projects in El Salvador and elsewhere.

We believe that our working capital, including funds received from our Los Alamos DOE and East Dam claims, combined with the expected receipt of funds from the resolution of certain other change orders and litigation and the possible sale of a portion of our equity interest in various projects, is sufficient to meet our anticipated needs, other than project financing requirements discussed above, for at least the following twelve months, including the performance of all existing contracts of the Company. However, as there is no assurance as to the timing or amount of the receipt of funds from change orders, litigation or other sources, we may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs. While we are conducting ongoing discussions with various potential lenders with a view to establishing available credit facilities, we presently have no commitments from any bank or other lender to provide financing if such financing becomes necessary to support operations.

Year 2000 Issue

We recognize the need to ensure that our operations, as well as those of third parties with whom we conduct business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. We are addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including a review of all software applications, desktop equipment network, and telecommunications products used by the Company to determine if they are Year 2000 compliant. We will also send questionnaires to our major customers and suppliers to assess their Year 2000 readiness, review all contacts for year 2000 liability and will develop remediation and contingency plans where appropriate. We expect to complete this work by the end of the third quarter 1999.

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

Certain Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: uncertainty with respect to the continued listing of our Common Stock on Nasdaq; uncertainty with respect to our ability to finance continued operating losses and future growth initiatives pursuant to "Vision 2000"; possible fluctuations in the growth and demand for energy and waste treatment services in markets in which the Company may seek to establish energy production and waste treatment operations; intense competition for establishment of energy production, waste treatment and similar operations in growing economies; currency, economic, financing and other risks inherent in establishing operations in foreign markets; uncertainty regarding the rate of growth in demand for nuclear decommissioning and site revitalization services; continued delays in awarding and commencing contracts; delays in payment on contracts occasioned by dealings with governmental and foreign entities; changes in accepted remediation technologies and techniques; fluctuations in operating costs associated with changes in project specifications and general economic conditions; substantial fluctuations in revenues resulting from completion and replacement of contracts and delays in contracts; economic conditions affecting the ability of prospective customers to finance projects; uncertainty as to our ability to realize sufficient proceeds from the sale of interests in various projects to support current operations; and other factors generally affecting the timing and financing of projects. In addition to the foregoing, the following specific factors may affect future operating results.

At June 30, 1999, we had a backlog of approximately $6 million of signed services contracts as compared to a backlog of approximately $8 million at December 31, 1998. The largest project in our backlog at June 30, 1999, was the North Rim project, with an estimated value for the balance of services to be performed of $2.5 million. The North Rim project began in May 1999 and is scheduled to be completed during 1999. However, the elapsed time from the award of a contract to commencement of services, and completion of performance, may be two or more years. The backlog at June 30, 1999 does not include services expected to be rendered under the EWN project in Germany. The total German government funding for the EWN project is approximately $3.65 billion. We anticipate that we will perform as much as $700 million of services at the EWN site over a ten-year period. We expect to finalize a comprehensive agreement for the revitalization of the EWN site during the second half of 1999 and to be performing remediation services during the fourth quarter of 1999. Because of the uncertainty as to the actual start date for services at the EWN site, no estimate can be made as to the value of services expected to be rendered during 1999.

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

In addition to remediation and plant relocation projects on which we are presently bidding or negotiating, during 1997 and 1998 we entered the energy production and waste treatment services market. We expect to begin energy production and sales at our Georgia Power Project during the third quarter of 1999 and expect to begin operations at, and to receive revenues from various other energy and waste treatment projects and nuclear decommissioning projects at various sites by as early as the second half of 1999.

While we anticipate that entry into the energy production, waste treatment and nuclear facilities decommissioning and site revitalization market will provide significant opportunities for sustainable growth in both revenues and operating profits, entry into those markets requires substantial capital commitments and involves certain risks. Undertaking energy production, waste treatment and nuclear decommissioning projects can be expected to require capital expenditures of as little as several million dollars to hundreds of millions of dollars per project. We do not currently have the necessary capital resources to undertake such ventures without third-party financing. We anticipate that we will take on equity partners and seek third party debt financing to finance substantial portions of the projects which we expects to undertake. While we have been successful in attracting substantial partners in carrying out various phases of the EWN nuclear decommissioning/site revitalization project, we have no commitments from potential partners and financing sources to provide funding for future projects and there is no assurance that such partners and financing sources will be available, or will provide financing on acceptable terms, if and when we commence future projects.

There is substantial uncertain as to our ability to continue to operate as a result of continuing losses and a lack of currently available resources to fund future operations. In an effort to deal with these concerns, we are presently evaluating the sale or other liquidation of various long-term assets which we believe can provide adequate funding to support future operations. In March of 1999, we agreed to accept $300,000 in full settlement of our note receivable from UPE relating to the sale of our surplus equipment inventory. $150,000 was paid at closing with the balance payable in monthly installments over eight months. We are presently evaluating the sale of properties in Poland as sources of additional funds. We believe that adequate funding will be provided from the efforts described to support our operations for the foreseeable future. However, in the absence of receipt of adequate funding from those, or other, sources, our ability to continue to operate at the current level is in doubt.

In light of continued uncertainty effecting the Company's operations at the end of the second quarter of 1999, management has evaluated various options outside of its traditional businesses to return the Company to profitability and to increase shareholder value. Pursuant to those efforts, in July 1999, the Company entered into a letter of intent to acquire Fusion Networks, Inc. in exchange for approximately 600,000 shares of common stock plus shares of non-voting redeemable preferred stock of IDM which, upon approval by IDM's shareholders, would automatically convert into approximately 26 million shares of common stock. Fusion Networks is a newly formed company which is in the process of building a portal-type web site with an initial emphasis on Latin America and the Hispanic market in the United States. The proposed acquisition is subject to a number of conditions, including receipt by the Company's board of directors of a "fairness opinion" from an investment banking firm, the receipt of all necessary regulatory approvals and the negotiation and execution of definitive documentation. There can be no assurance that the acquisition will be successfully implemented or that there will not be modifications to the acquisition terms.

Impact of Inflation

Inflation has not been a major factor in our business since inception. There can be no assurances that this will continue. However, it is anticipated that any increases in costs can be passed on to customers in the form of higher prices.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Not Applicable.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

     (a) On June 2, 1999, the Company sold $400,000 of 6.5% Promissory Notes and 125,000 shares of Common Stock.

     (b)  The securities were issued to one accredited investor.

     (c) The aggregate sales price of such securities was $400,000. No commissions were paid in connection with the placement.

     (d) The securities were offered pursuant to Regulation D. The offer was directed exclusively to a single accredited investor without general solicitation or advertising and based on representations from the investor that such investor was acquiring for investment. The securities bear legends restricting the resale thereof.

     (e) The Promissory Notes are due in 60 days with interest at 6.5%. In the event the company does not pay the Promissory Notes at maturity, the holder has the right, among other remedies, to convert the amounts due on the Promissory Notes into Common Stock at the lesser of (i) $1.50 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. Conversion of the Promissory Notes in the event of default is subject to the issuance of a maximum of 486,058 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  On  June  10,  1999,  an  annual  meeting  of   shareholders   of  IDM
          Environmental Corp. was held.

     (b) The following directors were elected (by the vote indicated) at such meeting:

                  Joel Freedman             2,440,744  For   154,904 Withheld
                  Frank Falco               2,440,544  For   155,104  Withheld

     In addition to the foregoing directors, Michael Killeen, Robert McGuinness, Mark Franceschini, Richard Keller and Frank Patti continued to serve as directors following the meeting.

     (c) In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

          (i)  Approval  of   issuances  of  shares  in  excess  of  360,000  on
               conversion of outstanding Series RR Preferred Stock (324,400 For, 169,019 Against, 27,746 Abstain)

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

                  Exhibit No.               Description
                  -----------              -------------

               10.1 Form of 6.5% Promissory Note
               10.2 Registration Rights Agreement re: 6.5% Promissory Notes
               27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

     Form 8-K, dated May 21, 1999, was filed reporting under Item 5 the resignation of four officers and the retention of the same persons as consultants to the company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IDM ENVIRONMENTAL CORP.


Dated:  August 16, 1999                    By:   /s/ Joel Freedman
                                              --------------------------
                                              Joel Freedman, President


Dated:  August 16, 1999                    By:   /s/ Michael Killeen
                                              --------------------------
                                              Michael B. Killeen, Principal
                                              Financial and Accounting Officer