Form 10-Q
period 1999-09-30
IDM ENVIRONMENTAL CORP
filed 1999-11-23
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


               396 Whitehead Avenue, South River, New Jersey 08882
              -----------------------------------------------------
                    (Address of principal executive offices)


                                 (732) 390-9550
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              -----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of November 8, 1999, 3,546,043 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   ------------------------------------------
                                      INDEX

                                                                       Page
                                                                       Number
                                                                      --------
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 1999 and
             December 31, 1998..........................................    3

             Consolidated Statements of Operations - For the nine months
             ended September 30, 1999 and September 30, 1998............    4

             Consolidated Statements of Operations - For the three months
             ended September 30, 1999 and September 30, 1998............    5

             Consolidated Statements of Cash Flows - For the nine months
             ended September 30, 1999 and September 30, 1998 ...........    6

             Notes to Consolidated Financial Statements.................    8

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   12

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.   19

PART II - OTHER INFORMATION

    Item 2.  Changes in Securities......................................   20
    Item 6.  Exhibits and Reports on Form 8-K...........................   20

SIGNATURES .............................................................   21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    Unaudited
                                                                                  September 30,     December 31,
ASSETS                                                                                1999             1998
                                                                                  -------------    ------------

Current Assets:
     Cash and cash equivalents                                                  $    130,284    $    384,292
     Accounts receivable                                                           2,310,741       2,572,951
     Notes receivable - current                                                      141,198         367,198
     Inventory                                                                       -               582,517
     Costs and estimated earnings in excess of billings                               23,171       1,900,336
     Recoverable income taxes                                                      1,200,000         -
     Prepaid expenses and other current assets                                     1,083,530         906,137
                                                                                  ----------      ----------
         Total Current Assets                                                      4,888,924       6,713,431

Investments in and Advances to Unconsolidated Affiliates                           1,275,211       2,454,521
Investment in Affiliate, at cost                                                   1,853,125       1,853,125
Debt Discount and Issuance Costs                                                     -                16,124
Property, Plant and Equipment                                                      2,362,743       3,133,404
Deposit in Lieu of Bond                                                              200,000          -
Other Assets                                                                         979,925         979,925
                                                                                  ----------      ----------
                                                                                $ 11,559,928    $ 15,150,530
                                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                              $214,485       $ 622,794
     Accounts payable and accrued expenses                                         7,497,248       6,578,070
     Billings in excess of costs and estimated earnings                            1,222,224           -
     Due to Officers                                                                 248,686           -
                                                                                  ----------      ----------
         Total Current Liabilities                                                 9,182,643       7,200,864

Long-Term Debt                                                                        23,881          64,544
                                                                                  ----------      ----------
         Total Liabilities                                                         9,206,524       7,265,408
                                                                                  ----------      ----------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, authorized 7,500,000 shares $.01 par value, issued
      and outstanding 3,424,520 in 1999 and 2,947,298 in 1998                         34,245          29,473
     Additional paid-in capital                                                   58,357,613      57,215,536
     Convertible preferred stock, authorized 1,000,000 shares $1.00 par value
       Series RR, Issued and outstanding 215 shares in 1998,
       stated at a conversion value of $1,000 per share                              -               215,000

     Retained earnings (deficit)                                                 (56,038,454)    (49,574,887)
                                                                                  ----------      ----------
                                                                                   2,353,404       7,885,122
                                                                                  ----------      ----------
                                                                                $ 11,559,928    $ 15,150,530
                                                                                  ==========      ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       For the Nine Months Ended September 30,
                                                                               1999            1998
                                                                          -------------     ------------

Revenue:
     Contract income                                                        $7,556,608     $14,547,358
                                                                            ----------      ----------
                                                                             7,556,608      14,547,358
                                                                            ----------      ----------
Cost of Sales:
     Direct job costs                                                        9,008,924      15,843,676
       Write-down of inventory surplus                                         582,517               -
                                                                            ----------      ----------
                                                                             9,591,441      15,843,676
                                                                            ----------      ----------

Gross Profit (Loss)                                                         (2,034,833)    ( 1,296,318)
                                                                            ----------      ----------
Operating Expenses:
     General and administrative expenses                                     5,236,925       8,774,586
     Depreciation and amortization                                             268,098         483,328
     Equity in net loss of unconsolidated affiliates                            35,854           -
                                                                            ----------      ----------
                                                                             5,540,877       9,257,914
                                                                            ----------      ----------
Loss from Operations                                                        (7,575,710)    (10,554,232)

Other Income (Expense):
     Interest income (expense)                                               (  76,568)    ( 4,418,305)
                                                                            ----------      ----------
Loss before Provision (Credit)  for Income Taxes                            (7,652,278)    (14,972,537)

Provision (Credit) for Income Taxes                                         (1,200,000)    (   400,000)
                                                                            ----------      ----------
Net Loss                                                                   ( 6,452,278)   ( 14,572,537)

Preferred Stock Dividends including amortization of beneficial
     conversion feature of $ 0 in 1999 and $ 3,630,000 in 1998.                 11,289       3,798,966
                                                                            ----------      ----------
Net Loss on Common Stock                                                   $(6,463,567)   $(18,371,503)
                                                                            ==========      ==========
Loss per Share:
     Basic Loss per share                                                 $      (2.07)    $    (10.32)
                                                                            ==========      ==========
     Diluted Loss per share                                               $      (2.07)    $    (10.32)
                                                                            ==========      ==========
     Basic common shares outstanding                                         3,120,383       1,780,221
                                                                            ==========      ==========
     Diluted common shares outstanding                                       3,120,383       1,780,221
                                                                            ==========      ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                  For the Three Months Ended September 30,
                                                                          1999               1998
                                                                       ----------        ----------

Revenue:
     Contract income                                                   $ 2,980,792      $4,531,809
                                                                        ----------      ----------
                                                                         2,980,792       4,531,809
                                                                        ----------      ----------
Cost of Sales:
     Direct job costs                                                    3,867,164       4,349,328
     Write-down of inventory surplus                                       582,517            -
                                                                        ----------      ----------

                                                                         4,449,681       4,349,328
                                                                        ----------      ----------

Gross Profit (Loss)                                                     (1,468,889)        182,481
                                                                        ----------      ----------
Operating Expenses:
     General and administrative expenses                                 1,681,017       2,393,864
     Depreciation and amortization                                          40,659         165,082
     Equity in net loss of unconsolidated affiliates                        27,143            -
                                                                        ----------      ----------
                                                                         1,748,819       2,558,946
                                                                        ----------      ----------
Loss from Operations                                                    (3,217,708)     (2,376,465)

Other Income (Expense):
     Interest income (expense)                                             (31,395)        (95,621)
                                                                        ----------      ----------
Loss before Credit for Income Taxes                                     (3,249,103)     (2,472,086)

Credit for Income Taxes                                                 (1,200,000)           -
                                                                        ----------      ----------
Net Loss                                                                (2,049,103)     (2,472,086)

Preferred Stock Dividends including  amortization of beneficial
     conversion feature of $ 0 in 1999 and $300,000 in 1998.                 3,763         351,923
                                                                        ----------      ----------
Net Loss on Common Stock                                               $(2,052,866)    $(2,824,009)
                                                                        ==========      ==========
Loss per Share:
     Basic Loss per share                                              $      (.62)    $     (1.48)
                                                                        ==========      ==========
     Diluted Loss per share                                            $      (.62)    $     (1.48)
                                                                        ==========      ==========
     Basic common shares outstanding                                     3,288,689       1,913,213
                                                                        ==========      ==========
     Diluted common shares outstanding                                   3,288,689       1,913,213
                                                                        ==========      ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Nine Months Ended September 30,
                                                                                      1999            1998
                                                                                    --------        --------

Cash Flows from Operating Activities:
     Net loss on Common Stock                                                    $(6,463,567)   $(18,371,503)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Deferred income taxes                                                            -         (400,000)
         Depreciation and amortization                                               372,310         479,656
         Amortization of debt discount and beneficial conversion feature              16,124       7,987,013
         Amortization of beneficial conversion feature on issuance
            of restricted common stock                                               109,380          -
         Dividend on convertible preferred stock                                      11,289         168,966
              Compensation cost of consultant stock options                              -         1,871,400
         Equity in net loss of unconsolidated affiliates                              35,854           -

     Decrease (Increase) In:
           Accounts receivable                                                       262,210         101,470
            Notes receivable                                                         226,000           7,652
            Inventory                                                                582,517            -
            Costs and estimated earnings in excess of billings                     1,877,165        (249,579)
            Prepaid expenses and other current assets                               (177,393)        308,728
            Bonding deposits                                                           -               9,157
            Recoverable income taxes                                              (1,200,000)           -

     Increase (Decrease) In:
           Accounts payable and accrued expenses                                   1,091,286       1,404,361
           Billings in excess of costs and estimated earnings                      1,222,224           4,903
                                                                                  ----------      ----------
              Net cash used in operating activities                               (2,034,601)     (6,677,776)
                                                                                  ----------      ----------
Cash Flows from Investing Activities:
     Acquisition of property, plant and equipment                                     (1,944)       (472,328)
     Proceeds from disposal of property, plant and equipment                         400,295             -
     Investment in and advances from (to) unconsolidated affiliates                1,143,456         946,076
     Acquisition of other assets                                                      -             (178,125)
     Loans and advances from (to) officers                                           248,686        (112,331)
                                                                                  ----------      ----------
     Net cash provided by (used in)  in investing activities                       1,790,493         183,292
                                                                                  ----------      ----------
Cash Flows from Financing Activities:
     Net proceeds from convertible preferred stock issuance                              -         4,590,000
     Long term debt borrowing                                                            -           156,238
     Short term borrowing                                                            400,000             -
     Principal payments on long-term debt                                           (444,464)       (488,912)
     Proceeds from exercise of stock options and warrants                             34,564       2,119,535
                                                                                  ----------      ----------
     Net cash (used in) provided by financing activities                              (9,900)      6,376,861
                                                                                  ----------      ----------
Net Increase (Decrease) in Cash and Cash Equivalents                                (254,008)       (117,623)

Cash and Cash Equivalents, beginning of period                                       384,292         602,242
                                                                                  ----------      ----------
Cash and Cash Equivalents, end of period                                            $130,284        $484,619
                                                                                  ==========      ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)



                                                                               For the Nine Months Ended September 30,
                                                                                       1999            1998
                                                                                     --------        --------

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the year for:
  Interest                                                                          $ 64,321      $   249,648
                                                                                     =======        =========
  Income taxes                                                                      $      -      $         -
                                                                                     =======        =========
Supplemental Disclosure of Noncash Investing and Financing Activities:

  Repayment of stockholder's loan through issuance of common stock                  $265,122      $         -
                                                                                     =======        =========
  Conversion of convertible promissory notes to common stock                        $     -       $ 3,025,000
                                                                                     =======        =========
  Conversion of preferred stock to common stock                                     $215,000      $ 5,496,000
                                                                                     =======        =========
  Beneficial conversion feature of convertible preferred stock                      $     -       $ 3,830,000
                                                                                     =======        =========
  Beneficial conversion feature of issuance of restricted common stock              $109,380      $         -
                                                                                     =======        =========
  Issuance of restricted common stock for a deposit in lieu of bond                 $200,000      $         -
                                                                                     =======        =========
  Issuance of restricted common stock for debt                                      $322,784      $         -
                                                                                     =======        =========



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

     The Series RR Preferred Shares are convertible into Common Stock at the lesser of (i) $22.50 per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Preferred Shares pay an annual dividend of 6% payable semi-annually or on conversion or at redemption in cash or Common Stock, at the Company's option. During the year ended December 31, 1998, 1,285 shares of Series RR Preferred Stock were converted into 359,981 shares of the Company's common stock. Subsequent to December 31, 1998, demand for conversion or redemption of the remaining 215 shares of Series RR Preferred Stock had been submitted. At the annual shareholders meeting, on June 10, 1999, the shareholders approved a proposal to authorize issuance of common shares in excess of 360,000 on the conversion of outstanding Series RR Preferred Stock. On July 26, 1999, The Company reached agreement with the holder of the remaining 215 shares of Series RR Preferred Stock to allow conversion into 130,788 common shares in full and final settlement of the 215 Preferred RR Shares.

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

     -- The beneficial conversion feature of the series RR preferred stock was $500,000 and is being amortized as a dividend from the issue date August 11, 1998, to November 12, 1998, the date the Registration Statement of the underlying stock was declared effective. $300,000 was recorded for the three months ended September 30, 1998.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.   PLAN OF REORGANIZATION AND MERGER -- FUSION NETWORKS, INC.

     On August 18, 1999, the Company entered into a Plan of Reorganization and Merger and an Agreement and Plan of Merger (collectively, the "Plan of Reorganization") with Fusion Networks, Inc. ("Fusion Networks"). Pursuant to the terms of the Plan of Reorganization, the Company will form a new holding company (the "Holding Company"). The Company will merge with a wholly-owned subsidiary of the Holding Company with the shareholders of the Company receiving one share of common stock of the Holding Company for each share of common stock of the Company held immediately prior to the reorganization. Fusion Networks will merge into another wholly-owned subsidiary of the Holding Company with the shareholders of Fusion Networks receiving 17.733 shares of common stock of the Holding Company for each share of common stock of Fusion Networks held immediately prior to the reorganization. Following the reorganization, the shareholders of the Company are expected to own approximately 10% of the common stock of the Holding Company with the shareholders of Fusion Networks owning approximately 90% of the common stock of the Holding Company.

     Fusion Networks is a newly formed company, based in Miami, Florida, which is in the process of building a portal- type web site with an initial emphasis on Latin America and the Hispanic market in the United States. Fusion Networks launched its initial site, on a pilot basis, in Bogota, Colombia, in October, 1999.

     The proposed reorganization is subject to a number of conditions, including approval by the shareholders of both the Company and Fusion Networks, receipt by the Company's board of directors of a "fairness opinion" from an investment banking firm, the receipt of all necessary regulatory approvals and the negotiation and execution of definitive documentation. There can be no assurance that the reorganization will be successfully implemented or that there will not be modifications to the terms of the reorganization.

6.   STOCKHOLDERS' EQUITY

     Reverse Stock Split

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Issuance of Stock for Services and In Lieu of Bond

     During the three months ended September 30, 1999, the Company issued 79,133 shares of common stock to certain vendors in settlement of amounts owed to those vendors totaling $322,784. Additionally, the Company issued 62,000 shares of common stock as a deposit in lieu of a bond in the amount of $200,000.

     Stock Options

     The exercise price of a consultant's option for 112,500 shares was reduced from $37.19 per share to $6.75 per share for 112,500 shares. The market price of The Company's Common Stock at the date of this action was $1.156.

     In conjunction with the proposed Fusion Networks transaction, the board of directors approved an amendment' to the Company's 1998 Stock Option Plan ("1998 Plan") increasing the shares reserved for issuance by 1,600,000 shares. The amendment to the 1998 Plan is subject to shareholder approval.

     In conjunction with the proposed Fusion Networks transaction and the amendment of the 1998 Plan, the board of directors approved grants of a total of 1,000,000 stock options at $1.156 per share vesting 10% in 90 days and 90% in 150 days. Of the options granted, 400,000 were granted to each of the Company's Chairman and Chief Operating Officer and the Company's President and Chief Executive Officer, both vesting 100% in 150 days.

     In conjunction with the proposed Fusion Networks transaction, the board of directors approved the grant of 400,000 options at $1.156 per share to a consultant. This option is not under any of the Company's stock option plans.

7.   INVENTORY

     As a result of continued delays in the commencement of active energy projects on which the Company planned to deploy its generator inventory, coupled with continued losses and limited resources to pursue those projects, during the quarter ended September 30, 1999, the Company wrote down the balance of its generator inventory in the amount of $582,517.

8.   RECOVERABLE INCOME TAXES

     The Company has been notified by the New Jersey Economic Development Authority that its application to participate in the Technology Certificate Transfer Program was approved. As a result, during the quarter ended September 30, 1999, the Company recorded a $1,200,000 tax benefit relating to its New Jersey net operating losses ("NOL").

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations.

Certain Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: uncertainty with respect to the continued listing of our Common Stock on Nasdaq; uncertainty with respect to our ability to finance continued operating losses and future growth initiatives pursuant to "Vision 2000"; possible fluctuations in the growth and demand for energy and waste treatment services in markets in which the Company may seek to establish energy production and waste treatment operations; intense competition for establishment of energy production, waste treatment and similar operations in growing economies; currency, economic, financing and other risks inherent in establishing operations in foreign markets; uncertainty regarding the rate of growth in demand for nuclear decommissioning and site revitalization services; continued delays in awarding and commencing contracts; delays in payment on contracts occasioned by dealings with governmental and foreign entities; changes in accepted remediation technologies and techniques; fluctuations in operating costs associated with changes in project specifications and general economic conditions; substantial fluctuations in revenues resulting from completion and replacement of contracts and delays in contracts; economic conditions affecting the ability of prospective customers to finance projects; uncertainty with regard to the ultimate consummation of the combination with Fusion Networks; and other factors generally affecting the timing and financing of projects.

Overview

Our business has evolved, and continues to evolve, to capitalize on market opportunities. We have added strategic capabilities and resources through the years, and continued to do so during 1998, to move our business from its roots as a demolition and deconstruction company to a full service environmental remediation company and plant relocation services company and, now, an energy project developer and manager. Our revenues were historically derived primarily from (1) contract decontamination and decommissioning services in a broad range of industrial and environmentally sensitive settings, including, but not limited to, plant dismantlement and relocation services, asbestos abatement services, and remediation of contaminated soil and groundwater; and (2) equipment and scrap sales. Our operations have been characterized by fluctuations in revenues and operating profits as projects begin and end. With the implementation of a strategic shift in our business in 1997, we expect to generate a growing base of recurring revenues and operating profits from energy and waste treatment projects and long-term nuclear facilities decommissioning and remediation projects while supplementing such revenues and profits with revenues from our traditional environmental services and plant relocation services projects.

Recent Developments

Due to continued difficult conditions in the environmental services markets and limited resources, we have experienced a decline in the number of traditional environmental service projects on which we have bid and performed services during the first three quarters of 1999. In response to those conditions, we have concentrated our efforts on securing specialty contracts, efforts to participate in nuclear remediation projects and efforts to finalize arrangements and commence services on our EWN project in Germany. At September 30, 1999, we had a backlog of approximately $3.5 million of signed services contracts as compared to a backlog of approximately $8 million at December 31, 1998. The largest project in our backlog at September 30, 1999, was the Bound Brook project, with an estimated value for the balance of services to be performed of $3.0 million. The Bound Brook project began in August 1999 and is scheduled to be completed during the year 2002. However, the elapsed time from the award of a contract to commencement of services, and completion of performance, may be two or more years. The backlog at September 30, 1999 does not include services expected to be rendered under the EWN project in Germany. The total German government funding for the EWN project is approximately $3.65 billion. We anticipate that we will perform as much as $700 million of services at the EWN site over a ten-year period. We expect to finalize a comprehensive agreement for the revitalization of the EWN site, and to begin performing remediation services, during the fourth quarter of 1999. Because of the uncertainty as to the actual start date for services at the EWN site, no estimate can be made as to the value of services expected to be rendered during 1999.

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

In addition to remediation and plant relocation projects on which we are presently bidding or negotiating, during 1997 and 1998 we entered the energy production and waste treatment services market. We expect to begin energy production and sales at our Georgia Power Project during the fourth quarter of 1999 and expect to begin operations at, and to receive revenues from various other energy and waste treatment projects and nuclear decommissioning projects at various sites by as early as the end of 1999.

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

In light of continued uncertainty effecting our operations at the end of the third quarter of 1999, management has evaluated various options outside of its traditional businesses to return the company to profitability and to increase shareholder value. Pursuant to those efforts, in July 1999, we entered into a letter of intent, and subsequently a merger agreement to acquire Fusion Networks, Inc. in exchange for approximately 26 million shares of common stock. Fusion Networks is a newly formed company which is in the process of building a portal-type web site with an initial emphasis on Latin America and the Hispanic market in the United States. The proposed acquisition is subject to a number of conditions, including approval of the acquisition by the shareholders of both the Company and Fusion Networks, receipt by our board of directors of a "fairness opinion" from an investment banking firm, the receipt of all necessary regulatory approvals and the negotiation and execution of definitive documentation. There can be no assurance that the acquisition will be successfully implemented or that there will not be modifications to the acquisition terms.

During 1999, our principal contract services have related to, and substantially all of our revenues were derived from, our East Dam Project and Oak Ridge Project and a number of smaller projects. The Oak Ridge Project is a DOE managed site and was our most significant remediation project during 1999. During the second quarter of 1999, we completed work on the phase of the Oak Ridge Project which was begun during 1998. Commencement of additional services at the Oak Ridge Project has been delayed and future services are in doubt as a result of disputes relating to two contracts at the Oak Ridge site. The first dispute relates to an asset recovery contract, where the value of the equipment salvaged pays for our cost of dismantling and removing the equipment. During the second quarter of 1999, we became aware of several previously undisclosed problems that reduced the value of the equipment and increased the costs to decontaminate and remove the equipment. During September 1999, we were terminated from the project by the contractor. We have filed a request for arbitration which if successful would probably be determined in December. The second dispute relates to our determination during the second quarter of 1999 that the waste we were required to dispose of had to be buried in a mixed waste cell at a higher cost than the low-level waste cell it was supposed to go to because the waste had undisclosed PCB's. Also, we were planning on decontaminating the steel and selling it for scrap which would avoid disposal costs. Because the contractor said we had to remove all the paint from the steel before they would release it, it became more cost effective to dispose of the steel in a low-level waste facility. We intend to pursue change orders against the contractor. Because of these disputes and because we have been terminated from the job, our revenues at the Oak Ridge Project have been curtailed and we have incurred losses on that project.

Revenues recognized and jobs costs attributable to our contract services during 1998 were adversely affected by unforeseeable developments at the East Dam Project and on our project at the Boston State Hospital (the "Boston State Hospital Project"). On the East Dam Project, the scope of our services, and our bid, was based on preliminary project specifications established by the project owner. The amount payable with respect to our services on that project was subject to adjustment, up or down, based on the actual conditions encountered. As a result of the conditions encountered, the actual drill footage of the project was substantially less than the footage initially bid based on the specifications provided by the project owner. At the same time, we provided substantial additional services, as called for by the contract, as a result of change orders. Pursuant to the contract, compensation payable with respect to additional services resulting from change orders is subject to documentation and negotiation at the end of the project. The reduction in drill footage resulted in a decrease in estimated project revenues (not giving effect to amounts owing respect to change orders). As a result, estimated revenues to be recognized from the East Dam Project were reduced from approximately $20 million to $15 million. While total project revenues and 1998 revenues from the East Dam Project were less than anticipated as a result of the reduction in drill footage, job costs attributable thereto were substantially higher than originally anticipated as a result of the performance of additional services related to change orders. We submitted a claim for approximately $10.8 million as additional compensation and cost reimbursement attributable to change orders. Pending payment for services related to change orders, during 1998, we recognized, as additional job costs, all costs attributable to the performance of those services but did not recognize any revenues which might be realized from those services. We will recognize as additional revenues, without any corresponding job costs, all amounts received, if any, with respect to change orders at such time as such amount is actually received. In July of 1999, we assigned our claim with respect to the East Dam Project to our contractor for $650,000. The contractor will pursue the claim, paying all direct claim costs, including costs of experts. In the event the claim results in a payment to the contractor, the payment will be distributed 70% to the contractor and 30% to us after deducting direct claim costs and the $650,000 paid by the contractor.

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

In the recurring revenue project arena, during 1998, we continued to invest substantial resources in our efforts to acquire and/or build, start-up, own and operate energy, waste treatment and other similar projects. We incurred approximately $4 million in direct costs during 1998 in connection with our efforts to enter those markets. At December 31, 1998, we were in advanced levels of discussions with respect to more than a dozen potential energy, waste treatment and similar projects and in February of 1999 we acquired our first operating energy facility, a 42 MW hydroelectric power plant in the Republic of Georgia. We expect to begin recognizing revenue from the Georgia Power Project by the fourth quarter of 1999. Additionally, we continue in our efforts to complete development of, and to begin realizing revenues from, one or more other energy and/or waste treatment facilities. However, given the capital requirements and time required to bring energy projects operational, we are exploring various options to minimize our costs in pursuing those projects, including  selling  substantial  equity  positions in our energy  projects while retaining smaller minority positions or, where appropriate, selling our positions outright in exchange for recovery of our investments plus a development fee.

We performed no plant relocation projects during 1998 or the first nine months of 1999. With the financial crises in Asia and other lesser developed regions and a dramatic downturn in the price of oil, the demand for plant relocation services was curtailed in 1998 and the first half of 1999 and is expected to continue to be curtailed until an improvement occurs in those regions.

In addition to our core operations, we have entered into selected strategic investments and undertakings. Those investments and undertakings, as of the third quarter of 1999, include (1) an equity investment in Life International,
(2) our formation of Seven Star to distribute Life water products in southeast Asia and to pursue other opportunities in southeast Asia, (3) acquisition by Seven Star of a license covering the bottling rights and distribution of the Life superoxygenation process in southeast Asia, and (4) our acquisition of an interest in Kortmann Polonia. During 1998, we invested approximately $1.1 million in these ventures. We did not recognize any revenues from those ventures during 1998 but expect to begin realizing revenues from the water distribution operations of Seven Star and from the sale of certain real estate holdings of Kortmann Polonia during 1999.

Results of Operations

Three and Nine Months ended September 30, 1999 and 1998

Revenues. Our total revenues decreased by approximately 34.2% from $4,532,000 for the quarter ended September 30, 1998 to $2,981,000 for the quarter ended September 30, 1999. Total revenues decreased by approximately 48.1% from $14,547,000 for the nine months ended September 30, 1998 to $7,557,000 for the same period in 1999. The decrease in contract income in 1999 from 1998 was primarily attributable to (1) curtailment in services at the Oak Ridge office which accounted for $2,736,000 of revenues during the third quarter of 1998 and $6,647,000 of revenues during the nine month period in 1998 as compared to $930,000 of revenues during the third quarter of 1999 and $3,120,000 of revenues during the nine month period in 1999, and (2) a reduction in the number and size of contracts performed during the current period as compared to the same period in 1998, including, in particular, the East Dam project which was completed in 1998 and which produced revenues of approximately $100,000 during the third quarter of 1998 as compared to none for the third quarter of 1999.

Revenues for the 1999 nine month period included $1 million associated with the DOE project in Los Alamos, New Mexico which was completed in 1997 and $650,000 associated with the East Dam project which was completed in 1998. The payment for the Los Alamos DOE project was for full settlement of our change order claim in the approximate amount of $2.8 million. The payment for the East Dam project was consideration for assignment to the contractor on the project of our claim for additional compensation associated with change orders in the approximate amount of $10 million. The contractor will pursue the claim, paying all direct claim costs, including costs of experts. In the event the claim results in a payment to the contractor, the payment will be distributed 70% to the contractor and 30% to us after deducting direct claim costs and the $650,000 paid by the contractor.

Cost of Sales. Direct job costs decreased by approximately 11.1% from $4,349,000 for the quarter ended September 30, 1998 to $3,867,000 for the same period in 1999. Direct job costs decreased by approximately 43.1% from $15,844,000 for the nine months ended September 30, 1998 to $9,009,000 for the same period in 1999. The decrease in job costs was primarily attributable to completion during 1998 of the East Dam project, which reduction was partially offset by additional job cost charges associated with the two disputed contracts in our Oak Ridge, Tennessee office and settlement of the Boston State Hospital project. As a result of the unforseen problems, we recorded a negative $1.1 million dollar gross margin on the Oak Ridge asset recovery contract during the second quarter of 1999. Because we have been terminated from the job and have not been allowed to salvage certain wire, we recorded additional direct costs of $300,000 during the third quarter of 1999. We recorded negative $1.2 million of gross margin on the Oak Ridge waste disposal contract during the second quarter of 1999. Because of price increases from our subcontractor associated with the waste disposal, we recorded additional direct costs of $400,000 during the third quarter of 1999. We intend to aggressively pursue contract change orders. Any revenue received from the change order will be recorded when realized. Subsequent to September 30, 1999, we settled disputes relating to our Boston State Hospital project. As a result of that settlement, we recorded additional direct costs of $300,000 during the third quarter of 1999.

In addition to direct job costs, during the quarter and nine months ended September 30, 1999, our cost of sales included the write down of our generator inventory in the amount of $582,517. The write down of that inventory resulted from continued delays in the commencement of active energy projects on which we planned to deploy the generator inventory, coupled with continued losses and limited resources to pursue those projects.

General and Administrative Expenses. While total revenues decreased by 34.2% for the quarter, general and administrative expenses decreased 29.8% from $2,394,000 during the quarter ended September 30, 1998 to $1,681,000 during the same period in 1999. General and administrative expenses decreased 40.3% from $8,775,000 during the nine months ended September 30, 1998 to $5,237,000 during the same period in 1999. The decrease in general and administrative expense was primarily attributable to a decrease in variable overhead due to lower business levels and to a $1.9 million expense recorded in February, 1998 for options granted to consultants to purchase 122,000 shares of common stock at the market price of our common stock at the date of the grant.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately 75.2% from $165,000 in the 1998 quarter to $41,000 in the 1999 quarter. Depreciation and amortization expense decreased by approximately 44.5% from $483,000 during the nine month period ended September 30, 1998 to $268,000 during the nine month period ended September 30, 1999. The decrease depreciation and amortization expense was primarily attributable to a decrease in amortization of deferred issuance costs.

Interest Expense. In addition to its operating income and expenses, we reported net interest expense of $31,000 for the quarter ended September 30, 1999 as compared to net interest expense of $96,000 for the same period in 1998. We reported a decrease in net interest expense from $4,418,000 for the nine months ended September 30, 1998 to $77,000 expense for the same period in 1999. The decrease in net interest expense for the quarter was attributable to foreign exchange losses on a Canadian contract in the 1998 quarter. The decrease in net interest expense for the nine months was primarily attributable to $4,169,000 in interest expense recorded on the convertible notes and related warrants in 1998. This amount represented the amortization of the beneficial conversion feature of the convertible notes and warrants.

Miscellaneous. During the first nine months of 1998 and 1999, no provision was made for post retirement benefits subject to FAS 106.

Credit for Income Taxes. During the 1999 quarter and nine month periods, the Company reported a credit for income taxes of $1,200,000 compared to a credit for income taxes of $400,000 for the 1998 nine month period and no credit for the quarter ended September 30, 1998. As a result of our continuing losses, we have recorded no credit for federal income taxes since 1998. The current period credit for income taxes is attributable to the tax benefit relating to our New Jersey net operating loss. We applied for participation in the Technology Certificate Transfer Program sponsored by the New Jersey Economic Development Authority and have been notified that our application has been approved.

Net loss. As a result of the foregoing, we reported a loss after taxes of $2,049,000 for the quarter ended September 30, 1999 as compared to a net loss of $2,472,000 for the same quarter in 1998. We reported a loss after taxes of $6,452,000 for the nine months ended September 30, 1999 as compared to a loss after taxes of $14,573,000 for the same period in 1998.

Net loss attributable to common stock. The net loss attributable to common stock was increased by the preferred stock dividends totaling $4,000 in the 1999 quarter and $52,000 in the 1998 quarter, and an accounting "deemed dividend" of $300,000 in the 1998 quarter arising from the amortization of the beneficial conversion feature of our Preferred Stock Series RR. The net loss attributable to common stock was increased by $11,000 and $169,000 in preferred stock dividends during the first nine months of 1999 and 1998 and by $0 in 1999 and $3,630,000 in 1998 arising from the amortization of the beneficial conversion feature of the Series RR Preferred Stock ($300,000) and the Series C Preferred Stock ($3,330,000). We are calculating earning per share to comply with the SEC staff position on accounting for securities issued with beneficial conversion features. This accounting required that we reflect the difference between the market price of our common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaled $3,330,000 with respect to the Series C Preferred Stock and $500,000 with respect to the Series RR Preferred Stock in 1998) and amortized the dividend from the issue date for the Series C Preferred, February 13, 1998 to June 22, 1998, the date the Registration Statement of the underlying stock was declared effective and from the issue date of the Series RR Preferred Stock, August 11, 1998 to November 12, 1998, the date the Registration Statement of the underlying stock was declared effective.

Liquidity and Capital Resources

At September 30, 1999, we had a working capital deficit of approximately $4.3 million and a cash balance of $130,000. This compares to a deficit in working capital of $0.5 million and a cash balance of $0.4 million at December 31, 1998. The changes in working capital and cash were primarily attributable to a combination of (1) the loss incurred during 1999, including the write down of our generator inventory, (2) the effects of an increase in accounts payable of $1.1 million and (3) an adverse change in costs and estimated expenses in excess of billings of $3.1 million, which were partially offset by (1) cash flow from the investment and advances from an unconsolidated affiliate of $1.1 million,
(2) the issuance of stock to pay certain vendors and to pay a deposit in lieu of a bond in the aggregate amount of $523,000 and (3) a $1,200,000 credit for New Jersey income tax.

Approximately $23,000 of working capital at September 30, 1999 consisted of unbilled costs and estimated earnings on ongoing projects. Such amounts are expected to be received during 1999 as projects progress with all such amounts being payable to us by the completion of such projects. Unbilled costs and estimated earnings at December 31, 1998 totaled $1.9 million. Billings in excess of costs and estimated earnings totaled $1.2 million at September 30, 1999 as compared to $0 at December 31, 1998. The adverse change was primarily attributable to unfavorable developments with respect to the two disputed contracts at the Oak Ridge project.

At December 31, 1998, we had approximately $30 million of operating loss carry-forwards that may be applied against future taxable income. $2.3 million of such losses expire in the year 2010, $9.1 million in the year 2011, $8.6 million in the year 2012 and the balance ($10.0 million) the following year. Based on our continuing operating losses, we wrote- off our deferred tax asset during 1998. During the third quarter of 1999 we recorded a $1,200,000 tax benefit from the New Jersey NOL. We expect to realize cash from our New Jersey tax credit in early 2000.

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

Operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Since April of 1994, we have carried no bank debt and have funded operations principally through the sale of equity securities and securities convertible into equity securities. At September 30, 1999, we had no bank debt and no significant long-term debt and were funding operations entirely through cash on hand and operating cash flow which was supplemented by various borrowings and issuances of stock.

In order to meet working capital needs during 1999, we have borrowed funds from various parties, including officers, and have issued stock in payment of certain trade payables. At September 30, 1999, we owed a total of $249,000 primarily to our two principal officers for funds advanced. There are no definitive repayment terms on such amounts. In June 1999, we borrowed $400,000 from existing stockholders. That loan was repayable in August 1999 with interest at 6.5%. As inducement for making that loan, we issued 125,000 shares of common stock to the lenders. $200,000 of the loan had been repaid at September 30, 1999 and the balance of that loan was paid after the quarter. During the quarter ended September 30, 1999, we issued 79,133 shares of common stock in settlement of $323,000 of accounts payable and issued 62,000 shares of common stock as collateral to our surety in lieu of a $200,000 performance bond.

Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, we presently have no sources of financing or commitments to provide financing. A total of approximately 34,000 Class A Warrants (after giving effect to the April 1999 reverse split) issued in connection with our initial public offering were outstanding and exercisable at September 30, 1999. Such warrants are exercisable to purchase two shares of common stock each for a price of $90.00, or $45.00 per share. The warrants were originally exercisable until April of 1999 unless earlier called. We declared a 1-for-10 reverse split of our Common Stock and Class A Warrants effective April 16, 1999 and extended the term of the Class A Warrants to April of 2000. Exercise of the warrants would provide gross proceeds of approximately $3.1 million and result in the issuance of approximately 70,000 shares after giving effect to the reverse split. However, given the current price of the Company's Common Stock, it is not expected that the Class A Warrants will be exercised in the near future.

In November of 1998, we paid $600,000 to acquire a 49% interest in Kortman Polonia, a Polish company with substantial real estate holdings. Kortmann Polonia has initiated discussions with various real estate developers and major U.S. retailers with respect to the sale of various real estate tracts and the development and leasing of the remaining tracts.

In addition to funding requirements to support ongoing operations, we have committed substantial capital resources to implementation of the strategic initiative known as "Vision 2000." The focus of Vision 2000 is to position us as a leading participant in the global energy and waste treatment market and in the nuclear facility decommissioning and site revitalization market. The development and initial implementation of Vision 2000 initiatives have required substantial capital expenditures and can be expected to continue to require substantial capital expenditures in the future. Direct investments in potential energy and waste treatment projects undertaken under the Vision 2000 initiative, excluding corporate overhead allocable to such initiative, totaled approximately $9 million at December 31, 1998. Capital expenditures and other outlays to bring proposed projects to an operational state are expected to far exceed the investment to date. In particular, the proposed El Salvador Power Project, is expected to cost approximately $55 million to develop and will require substantial funding beyond that which we can presently provide. We have entered into discussions with several potential equity investors in, and have signed a Memorandum of Understanding with a potential purchaser of, the El Salvador Power Project. Similarly, in connection with our acquisition of a controlling interest in the Georgia Power Project, we agreed to perform a technical evaluation on the facility and, depending on the results of that evaluation, to invest up to $9 million over the life of the facility for repairs and rehabilitation. The ability to successfully bring the El Salvador Power Project, and other similar projects, on line, carry out any required repairs and rehabilitation on the Georgia Power Project and implement other Vision 2000 initiatives is substantially dependent upon our ability to secure project financing and other financing. While we believe that we will be able to attract adequate financing to develop the El Salvador Power Project and other anticipated projects, we have no definitive commitments to provide financing for those projects and there is no assurance that such financing will be available. Other than funding Vision 2000 initiatives and bonding and other job costs, we do not anticipate any substantial demands on our liquidity or capital resources during the following twelve months.

In March of 1999, our management appeared before a Nasdaq hearing panel regarding the possible de-listing of our common stock for failure to maintain a minimum bid price of at least $1.00. In order to address the deficiency in minimum bid price, we proposed and have approved a 1-for-10 reverse split of our common stock and warrants to be effective April 16, 1999. On May 7, 1999, NASDAQ informed us of their decision that because of our failure to comply with the minimum $5,000,000 market value of public float requirement for the past 37 consecutive trading days as of that date, that effective with the open of business of May 11, 1999, our securities were transferred from the National Market to the Small Cap Market, pursuant to the maintenance criteria.

We believe that our working capital, combined with the expected receipt of funds from the resolution of certain change orders and litigation, is sufficient to meet our anticipated needs, other than project financing requirements discussed above, for at least the following twelve months, including the performance of all existing contracts. However, as there is no assurance as to the timing or amount of the receipt of funds from change orders, litigation or other sources, we may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs. While we are conducting ongoing discussions with various potential lenders with a view to establishing available credit facilities, we presently have no commitments from any bank or other lender to provide financing if such financing becomes necessary to support operations.

Year 2000 Issue

We recognize the need to ensure that our operations, as well as those of third parties with whom we conduct business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. We are addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including a review of all software applications, desktop equipment network, and telecommunications products used by the Company to determine if they are Year 2000 compliant. We will also send questionnaires to our major customers and suppliers to assess their Year 2000 readiness, review all contacts for year 2000 liability and will develop remediation and contingency plans where appropriate. We expect to complete this work by the end of the fourth quarter 1999.

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

ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

                            PART II-OTHER INFORMATION

ITEM 2.  Changes in Securities

     (a) On August 18, 1999, the Company established a reserve of 350,000 shares of common stock for issuance to various vendors in payment for services provided to the Company. At various dates during the quarter ended September 30, 1999, the Company issued an aggregate of 141,133 shares of its common stock pursuant to that reserve.

     (b) The securities were issued, without an underwriter, to a total of six vendors of the Company and to one bonding company.

     (c) The securities were issued in satisfaction of amounts owed to vendors of the Company totaling $322,784 and as a deposit in lieu of a bonding to a bonding company in the amount of $200,000. No commissions were paid in connection with the issuance of the securities

     (d) The securities were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The securities issuances were privately negotiated pursuant to settlement efforts with selected vendors without any general solicitation or advertising. The securities bear legends restricting the resale thereof.

ITEM 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

 Exhibit No.                            Description
-------------                          -------------

   2.1 Plan of Reorganization and Merger dated as of August 18, 1999 by and among the Company, IDM Merger Subsidiary and IDM/Fusion Holdings, Inc.
   2.2 Agreement and Plan of Merger dated as of August 18, 1999 by and among the Company, Fusion Networks, Inc., IDM/Fusion Holdings, Inc. and IDM/ FNI
         Acquisition Corporation
   2.3   First Amendment to Agreement and Plan of Merger dated as of August 31,
         1999
   2.4 Second Amendment to Agreement and Plan of Merger dated as of September 21, 1999
   2.5 Third Amendment to Agreement and Plan of Merger dated as of November 2, 1999
   27.1  Financial Data Schedule

          (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IDM ENVIRONMENTAL CORP.


Dated:  November 22, 1999              By: /s/ Joel Freedman
                                           -------------------------------
                                           Joel Freedman, President


Dated: November 22, 1999               By: /s/ Michael Killeen
                                           -------------------------------
                                           Michael B. Killeen, Principal
                                           Financial and Accounting Officer