Form 10-K
period 1999-12-31
IDM ENVIRONMENTAL CORP
filed 2000-04-11
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                      ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     3,808,886 shares of common stock of the Registrant were outstanding as of March 27, 2000. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price on the Nasdaq SmallCap Market, was approximately $40,700,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------

PART I

         ITEM 1.  BUSINESS................................................   1
         ITEM 2.  PROPERTIES..............................................  17
         ITEM 3.  LEGAL PROCEEDINGS ......................................  18
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.....................................  19

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.........................  19
         ITEM 6.  SELECTED FINANCIAL DATA.................................  20
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS...........................................  21
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.......................................  29
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............  30
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE....................................  30

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT..............................................  30
         ITEM 11. EXECUTIVE
                  COMPENSATION............................................  32
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...................................  38
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS............................................  39
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.....................................  40

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

ITEM 1.  BUSINESS

     IDM Environmental Corp. (the "Company" or "IDM") is a global, diversified services and project development company offering a broad range of design, engineering, construction, project development and management, and environmental services and technologies to government and private industry clients. We utilize those same capabilities to build, own or lease, and operate energy, waste treatment and similar facilities. Through our domestic and international affiliates and subsidiaries, we offer services and technologies, and operate, in three principal areas: Energy and Waste Project Development and Management, Environmental Remediation and Plant Relocation.

     Environmental remediation services, our historical core business, encompass a broad array of environmental consulting, engineering and remediation services with an emphasis on the physical execution ("hands-on") phases of remediation projects. We are a provider of full-service turnkey environmental remediation and plant decommissioning services and have established a track record of safety and excellence in the performance of projects within the private sector, public utility and governmental marketplace. We have focused our core expertise in decommissioning and dismantlement services in environmentally sensitive settings to establish a position in the forefront of nuclear power plant decommissioning, radiological decommissioning within the weapons complex, industrial site remediation and reindustrialization market.

     Plant relocation services encompass a broad array of non-traditional engineering projects, with an emphasis on plant dismantlement, relocation and reerection. We have established the company as a world leader in plant relocation services employing a proprietary, integrated matchmarking, engineering, dismantling and documentation program that provides clients with significant cost and schedule benefits when compared to traditional alternatives for commencing plant operations.

     Our energy and waste treatment project development and management services are provided through IDM Energy Corporation and local project subsidiaries. We actively entered the Energy and Waste Services market in 1996 following our acquisition of the rights to utilize and deploy the proprietary "Kocee" solid waste gasification technology and rights under an accompanying power purchase agreement to deploy that technology in the construction and operation of a 30 MW waste-to-energy project in El Salvador. Since our entry into the Energy and Waste Services market, we have aggressively pursued opportunities to build, own and operate conventional and other energy and waste treatment facilities. We completed the acquisition of our first operating energy facility, a 42 MW hydroelectric plant, in the Republic of Georgia, in the first quarter of 1999. Because of difficulties incurred in El Salvador, we have entered into an agreement to sell our assets in El Salvador which sale is expected to close during the first half of 2000. We have also entered into a memorandum of understanding pursuant to which construction and operation of a waste treatment facility in Taiwan is expected to commence during 2000. Additionally, we continue to pursue additional energy and waste treatment facility "build, own and operate" opportunities in Asia, Eastern Europe, Central and South America. In addition to our current and planned ownership and operation of energy and waste facilities, we offer a broad range of Energy and Waste Services to government and private industry clients, including project design and development, engineering, and operation and management for conventional and other energy and waste treatment projects. See "Energy and Waste Project Development and Management Services."

     IDM is a New Jersey corporation formed in 1978. Our principal offices are located at 396 Whitehead Avenue, South River, New Jersey 08882, telephone number
(732) 390-9550.

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

     In 1997, we began to implement a strategic plan to capitalize on our strengths and market opportunities to position our company as a global leader in providing services and technologies in selected high growth markets with an emphasis on developing recurring revenue streams. The core elements of our strategic plan are (1) aggressive entry into the global energy production and waste treatment development and plant management market, (2) narrowing the focus of our environmental remediation services to emphasize specialized services and technologies in high growth, high margin niche markets, and (3) emphasizing our multi-disciplinary expertise and relationships to generate growth in demand for plant relocation services. We believe that our ability to respond to opportunities in the market and deploy a broad array of technologies and expertise in a rapid and cost effective manner provides a competitive advantage in efforts to achieve the elements of our strategic plan.

     Central to our strategy is a commitment to generating long-term recurring revenue streams as a foundation for our other project specific activities. International energy production and waste treatment projects are the core of our planned recurring revenue streams. Our entry into the energy production and waste treatment markets began with the acquisition, in 1996, of the proprietary "Kocee" waste gasification technology and rights under an accompanying power purchase agreement to deploy that technology in the construction and operation of a 30 MW waste-to-energy project in El Salvador. Privatization of the Salvadorean distribution company, combined with a decision to modify the nature of the project to a more traditional energy production facility and increase the capacity of the plant, has resulted in delays in the commencement of construction of the facility and the anticipated commencement of operations of the plant. We anticipate that arrangements for the sale of the project will be finalized by the first half of 2000.

     We completed the acquisition of our first operating energy facility, a 42 MW hydroelectric plant, in the Republic of Georgia, in the first quarter of 1999. We believe that one or more of the current energy and waste projects under discussion will come to fruition during 2000 and that the commencement of operations in the Republic of Georgia will add to our profile as an energy project developer, owner and operator allowing us to aggressively pursue additional opportunities to add to our recurring revenue base from the development and operation of energy and waste treatment projects. See "Energy and Waste Project Development and Management Services."

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

     In the plant relocation services area, we will continue to emphasize our ever broadening expertise in an array of project engineering disciplines and the establishment of strong relationships to drive demand for our services. With our record of sourcing, dismantling, relocating and re-erecting process plants and other facilities as a timely and cost effective alternative to the construction of new facilities, we believe that the demand for such services, particularly in growing economies outside of the United States and western Europe, will continue to grow and that we will be a leading provider of those services worldwide.

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

Recent Developments - Fusion Networks Merger

     In light of continued uncertainty effecting our operations during 1999, management evaluated various options outside of its traditional businesses to return the company to profitability and to increase shareholder value. Pursuant to those efforts, on August 18, 1999, we entered into a Plan of Reorganization and Merger and an Agreement and Plan of Merger (collectively, the "Plan of Reorganization") with Fusion Networks, Inc. ("Fusion Networks"). Pursuant to the terms of the Plan of Reorganization, we agreed to form a new holding company (the "Holding Company"). We agreed to merge with a wholly-owned subsidiary of the Holding Company with the shareholders of IDM receiving one share of common stock of the Holding Company for each share of common stock of IDM held immediately prior to the reorganization. Fusion Networks agreed to merge into another wholly-owned subsidiary of the Holding Company with the shareholders of Fusion Networks receiving one share of common stock of the Holding Company for each share of common stock of Fusion Networks held immediately prior to the reorganization. Following the reorganization, the shareholders of IDM were expected to own approximately 10% of the common stock of the Holding Company with the shareholders of Fusion Networks owning approximately 90% of the common stock of the Holding Company.

     Fusion Networks is a newly formed company, based in Miami, Florida, which is in the process of building a portal-type web site with an initial emphasis on Latin America and the Hispanic market in the United States. Fusion Networks launched its initial site, on a pilot basis, in Bogota, Colombia, in October, 1999 followed by a formal launch of the site in Bogota and in Miami with additional site launches planned in Latin America, the United States, Spain and Portugal during 2000.

     The proposed reorganization was approved by the shareholders of IDM and Fusion Networks in March 2000 and the reorganization is expected to be completed in April, 2000. As a result of the reorganization, IDM and Fusion Networks will become wholly-owned subsidiaries of Fusion Networks Holdings, Inc. Both IDM and Fusion Networks plan to continue their historical operations for the foreseeable future.

Industry Background

     Environmental Services Industry. The environmental remediation industry, for all intents and purposes, emerged in the 1970s from the enactment of the "Superfund" legislation in 1976 and, subsequently, the Resource Conservation and Recovery Act ("RCRA") legislation in 1984. These landmark and far-reaching pieces of legislation made owners responsible and liable for the environmental damage caused by the present and past operations and established a strict framework to regulate certain materials, designated as hazardous by regulation, from cradle to grave.

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

     Federal regulations mandated a prescriptive and bureaucratic process for the performance of site cleanups. This process consisted of an investigative/assessment phase, followed by a detailed engineering and design phase, finally culminating in the "hands-on" implementation phase. The first phase consisted of the following major tasks: Preliminary Assessments/Site Investigations, Remedial Investigations/Feasibility Studies, Engineering Evaluations/Cost Analysis and lengthy, often contentious and controversial, public hearings that would ultimately lead to the formal selection of a specific Remedial Action Alternative that would be legally set forth in a Record of Decision document following approvals by Federal, State and local regulators. The implementation of the selected Remedial Action Alternative would involve two major phases, the Remedial Design phase and the Remedial Action phase. Each of these phases would be performed by a different company. The combination of undefined liabilities and the threat of a growing regulatory enforcement environment, quickly created a market for environmental services in the billions of dollars annually, that grew at double digit rates.

     Throughout the 1980s, the government continued to impose new regulations and expand the National Priority List of "Superfund" sites to more than 1,200 sites. With a seemingly unbounded demand for these services, the industry saw a quantum increase in the number of companies providing these services. During this period, billions of dollars were spent for environmental remediation services, but very few actual cleanups were completed.

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

     As the industry has been transformed in the 1990s, in recent years, the environmental remediation industry has been characterized by an increasing number of well-capitalized competitors, reduced government enforcement of environmental regulations and regulatory uncertainty. This has resulted in reduced commercial spending on environmental cleanup and intense pricing competition for hazardous waste cleanup projects. Lower demand in the private sector has been offset to some extent by new major project opportunities in the public sector, primarily comprehensive cleanup projects at U.S. Department of Defense and Department of Energy installations, which require a broad range of project management and field execution skills, limiting the number of potential bidders. With the shift in the environmental remediation industry during the 1990s, successful industry participants must possess (1) the ability to undertake complex cleanup actions involving multiple contaminants and multiple contaminated media under a single integrated contract, (2) the ability to deploy advanced cleanup technologies to reduce the cost and schedule of the cleanup action as well as eliminate future potential liability for a site owner, and (3) the ability to incorporate assessment and analytical tools into the cleanup project as a way to reduce costs, ensure full compliance with the laws and regulations, ensure safety and maintain the project focused towards completion. Ultimately, consumers of environmental services in the present environment look for completion of site cleanups quickly, safely and at the lowest cost.

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

     Outside of the U.S., the enactment of stringent environmental regulations in the industrialized nations of Europe and in industrialized and newly industrialized Pacific Rim nations has created a new and growing market for environmental remediation services.

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

     Energy and Waste Treatment Services Industry. Worldwide, the energy and waste treatment industries are diverse and growing increasingly competitive. We believe that economic development in the previously underdeveloped nations of Eastern Europe, Asia and South and Central America has created, and will continue to produce, growing demand for electrical power in those markets. In the waste treatment market, a wide variety of factors have contributed to a growing worldwide demand for innovative and cost-effective long-term waste treatment and disposal alternatives. The driving forces behind the growth in demand for such alternatives include: (1) identification of solid waste disposal as a top priority of the U.S. Environmental Protection Agency, (2) the enactment of tax credits and disposal taxes in the U.S. as a means of discouraging land filling in favor of "clean" technologies, (3) the advent of proven waste-to-energy technologies, (4) the enactment of international legislation restricting the export of industrial wastes from "rich" nations for disposal in lesser developed nations, and (5) the increase in waste produced as a result of the explosive growth in urban areas in developing nations.

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

     While we see substantial opportunities in the international energy and waste treatment markets, those markets are subject, and will continue for the foreseeable future to be subject, to a variety of risks and uncertainties. The energy market and waste treatment market are niche markets which are served by a relatively small number of large competitors operating in multiple markets and having substantially greater resources than do we and by many local producers and operators having established relationships with local industry and government. In addition to competitive risks, the operation of energy and waste treatment facilities and the entry into new markets is subject to local economic and political risks which may severely effect the demand for energy and waste treatment services and the ability to finance projects and pay for energy production and waste treatment services in underdeveloped nations. See "Competition - Energy Services" and "- Waste Treatment Services."

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

     In order to assure the safety, quality and timeliness of our projects and to assure our ability to perform projects, we provide extensive training to our entire full-time workforce and go to great efforts to retain our trained workforce, many of whom have been with us since inception. By maintaining an experienced workforce and cross-training our dismantlers, riggers, ironworkers, equipment operators, laborers, superintendents and foremen in OSHA 1910.120 hazardous waste procedures, asbestos abatement, radiological remediation and other related skills, our workforce can address virtually every situation which may arise in a remediation project. We believe this level of training and expertise in each of the major areas of remediation is unique to our company.

     In addition to stringent safety and performance standards and procedures implemented to assure safety, quality and timeliness, we have established strict guidelines for the handling and disposal of hazardous materials. Such guidelines, which are intended to protect our company from potential liability as a generator or transporter of hazardous materials, include strict policies that we contract only as an agent for generators to remediate sites, that we avoid signing any waste manifest if possible and that all transportation of hazardous materials from remediation sites be subcontracted to qualified transportation companies with extensive insurance coverage. See "Regulation."

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

     Universities and other research facilities also operate nuclear reactors and utilize radioactive isotopes in research and teaching. With a decline in the enrollment in nuclear engineering departments in recent years the utilization of nuclear reactors and related materials in teaching has declined to the point that some programs have been dropped or significantly curtailed. Even where research is continuing at universities and in industry, the use of isotopes over extended periods has created, and is expected to continue to create, a market for the disposal of radioactive materials and the decontamination of facilities. In order to safely deal with inactive reactors and radioactive contamination, industry and universities, sometimes under government direction, are seeking experienced specialists to remove, decontaminate and/or dispose of abandoned facilities and contaminated materials in and around abandoned or functioning facilities.

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

     During 1999 and into 2000, we continued our negotiations with the German government and Duke Energy to provide radiological and decommissioning services in connection with the decommissioning of six VVER 440 nuclear power plants and one small reactor plant in Germany. Under the terms of the project, the German government proposed to transfer to the Duke led team control of a state-owned corporation, Energiewerke Nord ("EWN"), established to undertake the decommissioning and waste management of the facilities. As a result of a series of delays in finalizing definitive agreements to privatize the EWN project, as of the end of the first quarter of 2000, the German government indicated its intent to forego privatization of EWN and to move forward on the EWN project under government control. While the German government and Duke continue to negotiate with respect to the performance of services on the project, it is presently anticipated that each of the phases of the project will be contracted to third parties. We expect to submit proposals to perform services on each of the phases of the project which we would otherwise have performed under the contemplated privatization plan.

     In addition to decommissioning and clean-up activities, the original EWN privatization plan called for us to revitalize and re-industrialize the sites with the objective of creating a minimum of 1,500 new jobs at the site and in the Greifswald and Mecklenburg Vorpommern regions. Work involving reindustrialization of the site commenced in 1998 with an initial agreement with Magellan Biotechnology to construct an aquaculture complex at the EWN site and the formation of a consortium with IVO Energienlagen GmbH to construct a power plant at the EWN site. As a result of uncertainty regarding the privatization of the EWN site, there is uncertainty as to whether the aquaculture complex and power plant will be constructed.

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

     We provide site assessment, planning and asbestos abatement services to property owners desiring to remodel or sell properties or abate existing asbestos on site for health and liability reasons. Because the handling and risk associated with the presence of asbestos varies depending upon the use, volume and nature of the asbestos present, we will evaluate the appropriate means of abatement and develop a detailed plan based on such evaluation or subcontract out such work. The abatement process may range from encapsulation of exposed asbestos to the actual physical removal and disposal of the asbestos containing materials on the site. Such materials may include thermal insulation used on boilers, tanks, hot and cold water systems and heating, ventilation and air conditioning systems, surfacing materials used for acoustical, decorative or fireproofing purposes (asbestos sprayed or trawled on walls, ceiling and structural members) and other materials such as floor tiles, ceiling tiles, roofing felt, concrete pipe, outdoor siding and fabrics.

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

     After evaluating various options for entry into the energy production market, we acquired a license from Enviropower Industries, Inc. (fka Continental Waste Conversion, Inc.)("CWC") pursuant to which we were granted the exclusive worldwide rights (excluding Canada) to CWC's proprietary gasification technology that can convert municipal solid waste into electrical energy. As a result of the bankruptcy of CWC, in 1998 we acquired full and exclusive worldwide title to the CWC technology. Through that investment, we now offer state-of-the-art solutions to municipal waste and energy concerns worldwide. We believe that this gasification technology offers a number of significant advantages over existing waste-to-energy or other gasification technologies, including the production of substantially reduced volumes of secondary waste ash and compliance with the most stringent international clean air standards.

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

     Our initial international activities are expected to include management of direct and indirect ownership interests in and/or operation of an energy plant in the Republic of Georgia and a waste treatment facility in Taiwan. As of the first quarter of 1999, we had completed the acquisition of our first operating energy facility in the Republic of Georgia and were involved in energy and waste treatment projects in early stages of development, financing or construction in numerous other countries. The following is a brief description of our energy and waste treatment projects which are in varying stages of development, financing or construction; thus the information set forth below is subject to change. In addition, these projects are, to varying degrees, subject to all the risks associated with project development, construction and financing in foreign countries, including without limitation, the receipt of permits and consents, the availability of project financing on acceptable terms, expropriation of assets, renegotiation of contracts with foreign governments and political instability, as well as changes in laws and policies governing operations of foreign-based businesses generally. Other than as noted below, there can be no assurances that these projects will commence commercial operations.

     Georgia Energy Projects. In November of 1998, we, through our wholly-owned subsidiary, IDM Energy Corporation, signed a Protocol of Intention with the Ministry for Fuel and Energy of the former Soviet state of Georgia, replacing a previously executed POI, under which we will have the right to acquire, design, construct, own and operate electric power facilities in the region.

     Our initial efforts in the Republic of Georgia have resulted in the acquisition, during the first quarter of 1999, of an interest in Zages, Ltd. Zages operates a 42 MW hydroelectric power plant pursuant to a lease of that facility from the Georgian government. Zages has entered into an Electricity Sale and Purchase Agreement with Telasi, the electricity distribution company of Tblisi, Georgia, pursuant to which Zages will sell and Telasi will purchase all electricity generated by the plant for a period of six years effective April 1, 1999. Pursuant to the terms of our acquisition of Zages, we made an investment in Zages and have undertaken to perform a technical examination of the plant. Zages will, in turn attempt to negotiate an extended lease on the plant in an effort to extend the existing five year roll-over lease into a fixed term twenty-five year lease. Depending on the outcome of our technical examination and Zages' efforts to extend the lease on the plant, IDM Foreign Power Incorporated, our indirect majority-owned subsidiary, may invest, over the operating life of the plant, up to $9 million of additional funds for rehabilitation and repair of the plant.

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

     As a result of delays in financing and developing the project, we determined to divest our interest in the El Salvador Power Project during 1999. As of December 1999, we had agreed to the principal terms of a revised PPA with CAESS and had entered into a Memorandum of Understanding with Centrans Energy Services to sell our PPA. We were also engaged in discussions with various parties to sell the land and permits relating to the El Salvador Power Project. The sale of these assets is expected to be concluded by the second quarter of 2000.

     Taiwan Waste Treatment Project. We have entered into a joint venture with a leading Taiwanese waste management company to jointly develop a waste treatment facility in Taipei, Taiwan.

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

     We are working with our joint venture partner to prepare a detailed plant design. The project is expected to utilize a unique, proprietary and commercially proven technology for the treatment of a wide range of waste streams. Necessary steps have been initiated to secure environmental and regulatory permits. We are presently working through our joint venture parter to secure project financing and to establish a timetbable for the construction and development of the project. There can be no assurance that we will be successful in securing financing for the project or that the project will, in fact, be completed as anticipated.

     Other Energy and Waste Treatment Projects. During 1998, we entered into an agreement with respect to the proposed joint development of energy projects in Bolivia. Our original plans called for the construction and operation of an 82 MW plant in Bolivia. As of the end of the first quarter of 2000, we were exploring, as alternatives to developing the project ourselves, various options to sell all or a substantial interest in the Bolivia power project in order to minimize our costs and capital expenditures. We expect to conclude our efforts with respect to the Bolivia project during 2000.

     During 1998, we also entered into a series of agreements pursuant to which we are acting as developer of various energy facilities in Germany and Poland in which we expect to generate development fees, retained interests and/or a combination of fees and retained interests. Included in such development activities were our efforts in Germany pursuant to which IVO has agreed to construct a power plant at the EWN site. See "Energy and Waste Treatment Project Development and Management Services." We also entered into three separate agreements pursuant to which we obtained development rights and, potentially equity interests, in multiple power plants, an electric transmission and distribution grid and a district heating loop in Poland. We intend to bring in major European utility companies as controlling equity partners in each of these projects while retaining a minority interest in the projects or receiving development fees for our efforts.

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

Other Services, Products and Investments

     We have entered into selected strategic investments and undertakings in conjunction with, and which supplement, our core operations. Those investments and undertakings, as of the fourth quarter of 1999, include (1) an equity investment in Life, (2) our formation of Seven Star to distribute Life water products in southeast Asia and to pursue other opportunities in southeast Asia,
(3) acquisition by Seven Star of a license covering the bottling rights and distribution of the Life superoxygenation process in southeast Asia, and (4) our acquisition of an interest in Kortmann Polonia, a Polish company with substantial real estate holdings.

     Life International Products, Inc. At the time of our initial acquisition of a license from Life to utilize it's patented superoxygenation process in bioremediation, we also acquired a 10% equity interest in Life for $1.3 million. In 1997, we invested an additional $375,000 in Life and, in 1998, we acquired additional shares of Life from Joel Freedman, our President and Chief Executive Officer, for $178,125.

     Seven Star International Holding, Inc. During 1997, we acquired a 50% interest in Seven Star, a BVI company. We contributed $300,000 to the capital of Seven Star and Jin Xin (Holding), Inc. contributed $300,000 to Seven Star. Seven Star was formed to exploit opportunities to deliver western products and technologies in Asia.

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

     In December of 1997, Seven Star entered into an initial sublicense agreement with Zheng Zhou Wo Li Beverage Limited covering a territory consisting of Zheng Zhou, Henan, in the People's Republic of China and providing for a minimum guarantee payment of $600,000 and minimum royalty requirements in excess of those under Seven Star's license with Life. Zheng Zhou Beverage has begun the development of a bottling plant in Henan and expects to begin bottling and distribution operations during the second half of 2000.

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

     The Koblashowa Site consists of approximately 33 hectares located 5 km from downtown Szczecin, Poland. The site is located directly on the Autobahn connecting Szczecin to Berlin, Germany immediately past the Polish-German border. We are evaluating the development of a mall at the Koblashowa Site with a view to retaining a minority interest in the mall and, possibly, generating development fees, or the sale of the property.

     We expect that from time to time in the future we will have opportunities to invest or participate in ventures outside of, but connected to, our core businesses. We will evaluate any such opportunities and, where we deem the potential of such opportunities to merit participation or investment, we may enter into additional ventures outside of our core businesses.

Marketing

     In marketing our services, we rely principally on the efforts of our operating and executive management team who regularly call upon existing and prospective customers. Through the efforts of our management, we have established working relationships with numerous Fortune 500 industrial concerns as well as major national architectural engineering firms, the DOD and the DOE and many smaller and medium size industrial and engineering firms worldwide. We supplement the efforts of our management by advertising in international trade publications, direct mailings to selected industrial and engineering firms, and participation in industry conferences and trade shows.

Regulation

     Environmental Regulations. We and, in particular, our clients, are subject to extensive and evolving environmental laws and regulations. These laws and regulations are directly related to the demand for many of the services we offer and often subject us to stringent regulation in the conduct of our operations.

     The various environmental regulations affect estimating, scheduling, health and safety, and field operations. Asbestos, polychlorinated biphenyl, lead, hazardous waste, and nuclear waste are all regulated and some or all of these components are found on nearly every project. Estimators and schedulers must account for these regulations in estimating the cost and time for completion. Every project must have a person who ensures health and safety regulations are adhered to and superintendents and foremen must be aware of these regulations to ensure they are adhered to during the work. Almost all of IDM's personnel attend continuing education classes relating to the various areas of regulation.

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

     -- Clean Air Act and 1990 Amendments (the "Clean Air Act"). The Clean Air Act requires compliance with ambient air quality standards and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The 1990 amendments modify the Clean Air Act in a number of significant areas. Among other things, they establish emissions allowances for sulfur and nitrogen oxides, establish strict requirements applicable to ozone emissions and other air toxics, establish a national permit program for all major sources of pollutants and create significant new penalties, both civil and criminal, for violations of the Clean Air Act.

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

     Energy Services. Due to the substantial barriers to entry into the market and the prevalence of power purchase agreements, competition within the energy market is limited in most developing countries, including the markets in which we expect to operate. While a variety of independent energy producers and private and government owned utilities may provide energy in some of the markets in which we expect to operate, it is anticipated that we will have power purchase agreements in place in most markets which will provide contractual commitments to purchase a significant portion, if not all, of the energy produced from our planned facilities. Further, while we are focused on establishing a niche position in the individual project 100 MW or less market, we believe that the primary competitors in the energy market generally concentrate on large projects of 200 MW or greater. Accordingly, competition for the sale of energy is not expected to be significant for the foreseeable future in our target markets. However, should those markets grow and undergo deregulation similar to that experienced in the United States, it can be expected that new competitors will enter those markets increasing pricing and competitive pressures. Further, while established energy production operations in developing markets are expected to be isolated from competition in the near term, competition for contracts to provide energy in markets may be intense. In light of the opening of the United States utility markets to competition, many participants with substantially greater resources have actively begun efforts to establish energy operations in developing countries around the world.

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

Employees

     At December 31, 1999, we employed approximately 58 full-time employees, 24 of whom were management and administrative personnel, 10 of whom were clerical personnel and 24 of whom were field personnel. We also employ additional field personnel on a temporary basis when needed to adequately staff projects. All of our permanent field personnel are skilled craftsmen with an average of over ten years service with our company, they are OSHA-trained and asbestos trained to perform their respective duties. We regularly hire temporary employees on location to staff jobs performed away from the immediate vicinity of our headquarters. We carefully review the training and qualifications of all temporary workers to assure that all such workers are qualified to perform the work in question. In all such instances, our supervisors and foremen will plan, supervise and oversee all aspects of work performed by such temporary workers.

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

     Our various subsidiaries also own real estate in Poland and El Salvador and
maintain  offices  in  various  locations  to  support   international   project
activities.

     We believe our properties are adequate to support our current and anticipated operations.

ITEM 3.  LEGAL PROCEEDINGS

     On August 15, 1996, the U.S. Department of Labor, Occupational Safety and Health Administration issued willful citations and notifications of penalty in the amount of $147,000 against us in connection with the accidental death of a subcontractor's employee on the United Illuminating Steel Point Project in Bridgeport, Connecticut in February, 1996. A complaint was filed against us by the Secretary of Labor, United States Department of Labor on September 30, 1996. We denied all of the allegations in the complaint. A hearing was conducted in April, 1997 and, subsequently, OSHA's Review Commission issued a written decision vacating the first alleged willful citation, but affirming the second and third willful citations, and imposing a penalty in the amount of $70,000 for each citation. A timely Notice of Appeal was filed with the OSHA Review Commission for Discretionary Review, which body has accepted jurisdiction of the matter on administrative appeal. We intend to continue to vigorously contest the alleged violations and will pursue any and all remedies available, including appellate proceedings at the U.S. Circuit Court of Appeals, in order to overturn the decision.

     On February 11, 1997, we were served with a lawsuit naming IDM as a co-defendant in a wrongful death cause of action arising out of the accidental death of an employee of its subcontractor, American Wrecking. The suit, styled The Estate of Percy L. Richard, and Percy D. Richard, a minor by next of friend Patricia Cunningham v. American Wrecking Corp. and its successors, IDM Environmental Corp., and its successors, SECO Corp. and it successors, all joint and individually, and all unknown persons, Case No. 2:97CV filed in the Federal District Court for the Northern District Court for the Northern District of Indiana, arises out of the same facts alleged in the above referenced administrative proceeding instituted by OSHA. Plaintiff seeks damages of $45 million. We believe that the suit, as it relates to us, is without merit and continue to vigorously contest the cause of action. Pursuant to our subcontract with American Wrecking, we are now being defended and indemnified by the insurance carrier for American Wrecking.

     In July of 1998, we, our subsidiary, Global Waste & Energy and certain affiliates and officers, were named as co-defendants in a cause of action styled Kasterka Vertriebs GmbH v. IDM Environmental Corp., et al., filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The plaintiff, Kasterka, has alleged that we and our affiliates breached a marketing agreement that had been entered between Kasterka and Enviropower. The plaintiff has alleged that the defendants failed to supply material information relating to the gasification technology originally developed by Enviropower and that, as a result, Kasterka was unable to manufacture and market gasification units in the territories designated in the marketing agreement. Kasterka has asserted a variety of claims for damages in the aggregate amount of approximately $42 million. We believe the suit is without merit and intend to vigorously contest the cause of action.

     In September of 1998, we were named as a defendant in a cause of action styled Balerna Concrete Corporation, et al. v. IDM Environmental Corp., et al., filed in United States District Court of Massachusetts (Case No. 98CV11883ML). The plaintiffs alleged that we, and others, engaged in a pattern of conduct to divert funds from the plaintiffs through the operation of a concrete finishing business. The plaintiffs asserted various claims under RICO, common law fraud, conversion and breach of contract, and sought unspecified damages. The case was dismissed in February 2000.

     In November of 1997, we commenced an action styled IDM Environmental  Corp.
v. Kvaerner Metals, et al. in the Superior Court of New Jersey. The action against Kvaerner Metals, formerly known as Davy International ("Davy"), and American Home Assurance Co. concerned a completed environmental clean-up project at American Home Products in Bound Brook, New Jersey for which we and Davy had entered into a teaming partnership agreement providing for, among other things, an equal sharing of all direct costs and any losses sustained on the project. We alleged that we were entitled to the sum of at least $700,000.00 representing the share of the project losses owed to us by Davy, as well as additional unliquidated damages for Davy's breach of fiduciary duties owed to the teaming partnership, and its failure to submit change order claims to recover losses incurred by the partnership for disruption of work and for its negligence. The case was settled in January 2000 with the defendant agreeing to pay $550,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock has traded on the Nasdaq SmallCap Market under the symbol "IDMC" since May 11, 1999. Prior to that date IDM's common stock traded on the Nasdaq National Market under the same symbol. The following table sets forth the high and low sales price as reported by the Nasdaq SmallCap Market and the Nasdaq National Market for the IDM common stock for the periods indicated. All prices are adjusted to reflect a 1-for-10 reverse stock split effective April 16, 1999.

                                                High              Low
                                               ------            -----
Calendar Year 1999

         Fourth Quarter......................  $17.63            $ 4.81
         Third Quarter.......................    6.38              1.00
         Second Quarter......................    3.13              1.00
         First Quarter.......................    5.63              2.50

Calendar Year 1998

         Fourth Quarter......................    9.22              3.44
         Third Quarter.......................   27.19              5.00
         Second Quarter......................   40.00             25.63
         First Quarter.......................   75.63             36.25

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At March 30, 2000, the bid price of the Common Stock was $8.9375.

Holders

     As of March 30, 2000, there were approximately 150 holders of record and 3,500 beneficial owners of the Common Stock of the Company.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Sales of Unregistered Securities

     (a) Pursuant to a reserve of 350,000 shares established on August 18, 1999 for issuance to various vendors in payment for services provided to IDM, at various dates during the quarter ended December 31, 1999, we issued an aggregate of 77,014 shares of common stock.

     (b) The securities were issued, without an underwriter, to a total of 8 vendors and 1 surety of IDM.

     (c) The securities were issued in satisfaction of amounts owed to vendors of the Company totaling $147,000, as collateral to sureties of the Company totaling $200,000 and as security for payments owed to vendors totaling $91,000. No commissions were paid in connection with the issuance of the securities

     (d) The securities were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The securities issuances were privately negotiated pursuant to settlement efforts with selected vendors without any general solicitation or advertising. The securities bear legends restricting the resale thereof.

ITEM 6. SELECTED FINANCIAL DATA

     The Company's historical figures as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from its consolidated financial statements and related notes. The historical figures that follow are qualified by reference to the financial statements of IDM and the related notes thereto set forth herein.

                                                                  Years ended December 31,
                                               1995          1996           1997         1998          1999
                                              ------        ------         ------       ------        ------

Income Statement Data:
Operating revenues:
  Contract revenues.....................     $ 33,866       $20,808        $17,826      $20,019      $13,581
  Other.................................            -             -              -            -            -
  Equipment and scrap revenues..........        5,537           834             96            -            -
                                              --------     ---------      ---------    ----------   ---------
    Total operating revenues............       39,403        21,642         17,922       20,019       13,581
Cost of sales:
  Direct job costs......................       30,433        21,492         17,002       20,258       13,366
  Unusual job costs.....................        3,300             -              -            -            -
  Cost of equipment.....................        2,977           943            647            -            -
  Write-down of inventory...............            -             -              -            -          583
                                              --------     ---------      ---------    ----------   ---------
Gross profit (loss)................ . .         2,693          (793)           273         (239)        (367)
Operating expenses:
  General and administrative............        7,637         9,567         10,538       12,871        7,054
  Depreciation and amortization.........          653           668            723          627          334
  Write-down on investment in
    unconsolidated affiliates...........            -             -              -            -          177
  Equity in net loss of
    unconsolidated partnerships.........            -             -              -          194          105
                                              --------     ---------      ---------    ----------   ---------
Income (loss) from operations...........       (5,597)      (11,028)       (10,988)     (13,932)      (8,039)
Other income (expense), net.............            -             -              -            -         (140)
Interest income (expense), net..........          200            30           (513)      (4,322)        (173)
                                              --------     ---------      ---------    ----------   ---------
Income (loss) before income taxes.......       (5,397)      (10,998)       (11,501)     (18,253)      (8,351)
Provision (credit) for income taxes.....       (1,530)       (1,850)        (1,561)       4,170       (1,200)
                                              --------     ---------      ---------    ----------   ---------
Net income (loss).......................    $  (3,867)     $ (9,148)      $ (9,940)    $(22,423)    $ (7,151)
                                              ========     =========      =========    ==========   =========
Net income (loss) on common stock.......    $  (3,867)     $ (9,148)      $(11,224)    $(26,442)    $ (7,162)
                                              ========     =========      =========    ==========   =========
Net income (loss) per share (1).........    $   (6.70)     $ (11.30)      $ (10.01)    $ (13.31)    $  (2.21)
                                              ========     =========      =========    ==========   =========
Weighted average shares
   outstanding (1)......................      581,556       808,947      1,121,269    1,987,264    3,243,493
                                              ========     =========     ==========   ===========  ==========

Balance Sheet Data:
Working capital.........................     $ 10,293       $ 6,122     $ ( 1,149)    $ (  487)    $ (3,162)
Total assets............................       22,028        22,203         27,151       15,151       12,551
Long-term liabilities...................        4,004           164            259           65           17
Minority interest.......................            -         1,034              -            -            -
Shareholders' equity....................       10,940        13,461         18,079        7,885        2,537

----------------

(1) Adjusted to give retroactive effect to a 1-for-10 reverse stock split effective April 16, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 29 of this Form 10-K. All per share amounts, including shares issued or issuable pursuant to convertible securities, are adjusted to give retroactive affect to a 1-for-10 reverse split effective April 16, 1999.

Overview

     Our business has evolved, and continues to evolve, to capitalize on market opportunities. We have added strategic capabilities and resources through the years to move our business from its roots as a demolition and deconstruction company to a full service environmental remediation company and plant relocation services company and, now, an energy project developer and manager. Our revenues were historically derived primarily from (1) contract decontamination and decommissioning services in a broad range of industrial and environmentally sensitive settings, including, but not limited to, plant dismantlement and relocation services, asbestos abatement services, and remediation of contaminated soil and groundwater; and (2) equipment and scrap sales. Our operations have been characterized by fluctuations in revenues and operating profits as projects begin and end. With the implementation of a strategic shift in our business in 1997, we expect to generate a growing base of recurring revenues and operating profits from energy and waste treatment projects and long-term nuclear facilities decommissioning and remediation projects while supplementing such revenues and profits with revenues from our traditional environmental services and plant relocation services projects.

Recent Developments

     Due to continued difficult conditions in the environmental services markets and limited resources, we have experienced a decline in the number of traditional environmental service projects on which we have bid and performed services during 1999. In response to those conditions, we have concentrated our efforts on securing specialty contracts, efforts to participate in nuclear remediation projects and efforts to finalize arrangements and commence services on our EWN project in Germany. At December 31, 1999, we had a backlog of approximately $5.0 million of signed services contracts as compared to a backlog of approximately $8 million at December 31, 1998. The largest project in our backlog at December 31, 1999, was the Bound Brook project, with an estimated value for the balance of services to be performed of $5 million. The Bound Brook project began in August 1999 and is scheduled to be completed during 2002. However, the elapsed time from the award of a contract to commencement of services, and completion of performance, may be two or more years.

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

     In addition to remediation and plant relocation projects on which we are presently bidding or negotiating, during 1997 and 1998 we entered the energy production and waste treatment services market. We began energy production and sales at our Georgia Power Project during the second quarter of 1999 and expect to begin operations at, and to receive revenues from waste treatment projects and nuclear decommissioning projects at various sites by as early as mid-2000.

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

     There is substantial uncertainty as to our ability to continue to operate as a result of continuing losses and a lack of currently available resources to fund future operations. In an effort to deal with these concerns, we are presently evaluating the sale or other liquidation of various long-term assets which we believe can provide adequate funding to support future operations. In March of 1999, we agreed to accept $300,000 in full settlement of our note receivable from UPE relating to the sale of our surplus equipment inventory. $150,000 was paid at closing with the balance payable in monthly installments over eight months. We are presently evaluating the sale of properties in Poland as sources of additional funds. We believe that adequate funding will be provided from the efforts described to support our operations for the foreseeable future. However, in the absence of receipt of adequate funding from those, or other, sources, our ability to continue to operate at the current level is in doubt.

     In light of continued uncertainty effecting our operations during 1999, management evaluated various options outside of its traditional businesses to return the company to profitability and to increase shareholder value. Pursuant to those efforts, on August 18, 1999, we entered into a Plan of Reorganization and Merger and an Agreement and Plan of Merger (collectively, the "Plan of Reorganization") with Fusion Networks, Inc. ("Fusion Networks"). Pursuant to the terms of the Plan of Reorganization, we agreed to form a new holding company (the "Holding Company"). We agreed to merge with a wholly-owned subsidiary of the Holding Company with the shareholders of IDM receiving one share of common stock of the Holding Company for each share of common stock of IDM held immediately prior to the reorganization. Fusion Networks agreed to merge into another wholly-owned subsidiary of the Holding Company with the shareholders of Fusion Networks receiving one share of common stock of the Holding Company for each share of common stock of Fusion Networks held immediately prior to the reorganization. Following the reorganization, the shareholders of IDM were expected to own approximately 10% of the common stock of the Holding Company with the shareholders of Fusion Networks owning approximately 90% of the common stock of the Holding Company.

     Fusion Networks is a newly formed company, based in Miami, Florida, which is in the process of building a portal-type web site with an initial emphasis on Latin America and the Hispanic market in the United States. Fusion Networks launched its initial site, on a pilot basis, in Bogota, Colombia, in October, 1999 followed by a formal launch of the site in Bogota and in Miami with additional site launches planned in Latin America, the United States, Spain and Portugal during 2000.

     The proposed reorganization was approved by the shareholders of IDM and Fusion Networks in March 2000 and the reorganization is expected to be completed in April 2000. As a result of the reorganization, IDM and Fusion Networks will become wholly-owned subsidiaries of Fusion Networks Holdings, Inc. Both IDM and Fusion Networks plan to continue their historical operations for the foreseeable future.

     During 1999, our principal contract services related to, and substantially all of our revenues were derived from, our East Dam Project and Oak Ridge Project and a number of smaller projects. The Oak Ridge Project is a DOE managed site and was our most significant remediation project during 1999. During the second quarter of 1999, we completed work on the phase of the Oak Ridge Project which was begun during 1998. Commencement of additional services at the Oak Ridge Project has been delayed and future services are in doubt as a result of disputes relating to two contracts at the Oak Ridge site. The first dispute relates to an asset recovery contract, where the value of the equipment salvaged pays for our cost of dismantling and removing the equipment. During the second quarter of 1999, we became aware of several previously undisclosed problems that reduced the value of the equipment and increased the costs to decontaminate and remove the equipment. During September 1999, we were terminated from the contract by the contractor. We have filed a request for arbitration which if successful would probably be determined in the third quarter of 2000. The second dispute relates to our determination during the second quarter of 1999 that the waste we were required to dispose of had to be buried in a mixed waste cell at a higher cost than the low-level waste cell it was supposed to go to because the waste had undisclosed PCB's. Also, we were planning on decontaminating the steel and selling it for scrap which would avoid disposal costs. Because the contractor said we had to remove all the paint from the steel before they would release it, it became more cost effective to dispose of the steel in a low-level waste facility. During March 2000, we reached a settlement with the contractor as a result of mediation. The settlement agreement provided for the contractor to make payment to the Company in the amount of $3.1 million in full and final settlement. This amount was recorded in 1999 and resulted in the contract approximately breaking even. Because of these disputes and because our asset contract was terminated, our revenues at the Oak Ridge Project have been curtailed and we have incurred losses on that project.

     Revenues recognized and jobs costs attributable to our contract services during 1998 were adversely affected by unforeseeable developments at the East Dam Project and on our project at the Boston State Hospital (the "Boston State Hospital Project"). On the East Dam Project, the scope of our services, and our bid, was based on preliminary project specifications established by the project owner. The amount payable with respect to our services on that project was subject to adjustment, up or down, based on the actual conditions encountered. As a result of the conditions encountered, the actual drill footage of the project was substantially less than the footage initially bid based on the specifications provided by the project owner. At the same time, we provided substantial additional services, as called for by the contract, as a result of change orders. Pursuant to the contract, compensation payable with respect to additional services resulting from change orders was subject to documentation and negotiation at the end of the project. The reduction in drill footage resulted in a decrease in estimated project revenues (not giving effect to amounts owing respect to change orders). As a result, estimated revenues to be recognized from the East Dam Project were reduced from approximately $20 million to $15 million. While total project revenues and 1998 revenues from the East Dam Project were less than anticipated as a result of the reduction in drill footage, job costs attributable thereto were substantially higher than originally anticipated as a result of the performance of additional services related to change orders. We submitted a claim for approximately $10.8 million as additional compensation and cost reimbursement attributable to change orders. Pending payment for services related to change orders, during 1998, we recognized, as additional job costs, all costs attributable to the performance of those services but did not recognize any revenues which might be realized from those services. We will recognize as additional revenues, without any corresponding job costs, all amounts received, if any, with respect to change orders at such time as such amount is actually received. In July of 1999, we assigned our claim with respect to the East Dam Project to our contractor for $650,000. The contractor will pursue the claim, paying all direct claim costs, including costs of experts. In the event the claim results in a payment to the contractor, the payment will be distributed 70% to the contractor and 30% to us after deducting direct claim costs and the $650,000 paid by the contractor. In February 2000, the contractor settled the claim for $750,000 and paid the Company $50,000, or one half of the $100,000 excess notwithstanding the contractual obligation to pay only $30,000.

     On the Boston State Hospital Project, we subcontracted certain portions of the project to Dockside Dismantling Corporation ("Dockside"). Dockside defaulted on its subcontract and abandoned the work for which it was responsible. In addition, we were notified of certain work deficiencies for which Dockside and, derivatively, IDM were allegedly responsible. We estimated the additional costs to complete and correct the work of Dockside at $1.2 million and reflected additional job costs in that amount. We made a claim against the bond ($500,000 performance and $500,000 payment) provided by Dockside's surety company. The surety company disclaimed coverage and litigation to collect on the bond was initiated. In January of 1999, we settled our claim against Dockside's surety company for $375,000 for the performance bond of which we received $300,000 after legal fees. The $500,000 payment bond was paid directly to Dockside's vendors and we received no funds from the payment bond. The results of the settlement were reflected in fourth quarter 1998 results.

     In the recurring revenue project arena, during 1998, we continued to invest substantial resources in our efforts to acquire and/or build, start-up, own and operate energy, waste treatment and other similar projects. We incurred approximately $4 million in direct costs during 1998 in connection with our efforts to enter those markets. At December 31, 1998, we were in advanced levels of discussions with respect to more than a dozen potential energy, waste treatment and similar projects and in February of 1999 we acquired our first operating energy facility, a 42 MW hydroelectric power plant in the Republic of Georgia. We expect to begin recognizing revenue from the Georgia Power Project by the third quarter of 2000. Additionally, we continue in our efforts to complete development of, and to begin realizing revenues from, one or more other energy and/or waste treatment facilities. However, given the capital requirements and time required to bring energy projects operational, at December 31, 1999 we were exploring various options to minimize our costs in pursuing those projects, including selling substantial equity positions in our energy projects while retaining smaller minority positions or, where appropriate, selling our positions outright in exchange for recovery of our investments plus a development fee.

     In the fourth quarter of 1999, we were contracted by URS Greiner Woodward Clyde Federal Services and the U.S. Air Force to relocate a Plastics Media Aircraft Stripping Booth from Sacramento, California to Ogden, Utah. At the end of 1999, the dismantling and transportation phases of the project were complete and the reerection was in progress in Utah. The project was completed during the first quarter of 2000. Total revenues from the relocation project were $353,000 in 1999. We had no revenues from plant relocation operations in 1998.

     In addition to our core operations, we have entered into selected strategic investments and undertakings. Those investments and undertakings, as of December 31 1999, include (1) an equity investment in Life International, (2) our formation of Seven Star to distribute Life water products in southeast Asia and to pursue other opportunities in southeast Asia, (3) acquisition by Seven Star of a license covering the bottling rights and distribution of the Life superoxygenation process in southeast Asia, and (4) our acquisition of an interest in Kortmann Polonia. We invested approximately $1.1 million in these ventures during 1998. We did not recognize any revenues from those ventures during 1998 or 1999 but expect to begin realizing revenues from the water distribution operations of Seven Star and from the sale of certain real estate holdings of Kortmann Polonia during 2000.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Total revenues decreased by approximately 32% from $20 million for the year ended December 31, 1998 to $13.6 million for the year ended December 31, 1999. The decrease was attributable to approximately $4.4 million and $1.0 million in 1998 revenues from the East Dam Project and our Boston office, respectively, compared to no revenues in 1999 from either source.

     Revenues for 1999 included $1 million associated with the DOE project in Los Alamos, New Mexico which was completed in 1997 and $ 650,000 associated with the East Dam project which was completed in 1998. The payment for the Los Alamos DOE project was for full settlement of our change order claim in the approximate amount of $ 2.8 million. The payment for the East Dam project was consideration for assignment to the contractor on the project of our claim for additional compensation associated with change orders in the approximate amount of $10 million. The contractor will pursue the claim, paying all direct claim costs, including costs of experts. In the event the claim results in a payment to the contractor, the payment will be distributed 70% to the contractor and 30 % to us after deduction direct claim costs and the $ 650,000 paid by the contractor.

     Cost of sales. Cost of sales, which includes direct job costs and the third quarter write down of our surplus generator inventory, decreased from $20.3 million for 1998 to $13.9 million for 1999. Direct job costs decreased by 34% during 1999, approximately the same percentage as the decrease in revenues, from $ 20.3 million for 1998 to $13.4 million for 1999. The primary elements of such decrease in job costs were materials and supplies, job salaries and subcontracting expense.

     The decrease in job costs was primarily attributable to completion during 1998 of the East Dam project , which reduction was partially offset by additional job cost charges associated with the two disputed contracts in our Oak Ridge, Tennessee office and settlement of the Boston State Hospital project. As a result of the unforseen problems, we recorded a negative $1.1 million gross margin on the Oak Ridge asset recovery contract during the second quarter of 1999. Because we have been terminated from the job and have not been allowed to salvage certain wire, we recorded additional direct costs $300,000 during the third quarter of 1999. Because of price increases from our subcontractor associated with the waste disposal, we recorded additional direct cost of $400,000 during the third quarter of 1999. As a result of the settlement reached in March 2000 and recorded in 1999, we recognized $650,000 in gross margin for this contract in the fourth quarter. We intend to aggressively pursue contract change orders. Any revenue received from the change order will be recorded when realized. Additionally, we settled disputes relating to our Boston State Hospital project. As a result of that settlement, we recorded additional direct costs of $300,000 during the third quarter of 1999. We recorded negative $1.2 million of gross margin on the Oak Ridge waste disposal contract during the second quarter of 1999.

     In addition to direct job costs, during 1999, our cost of sales included the write down of our generator inventory in the amount of $583,000. The write down of that inventory resulted from continued delays in the commencement of active energy projects on which we planned to deploy the generator inventory, coupled with continued losses and limited resources to pursue those projects.

     Write down on investment in unconsolidated affiliate. We own 80% of Zages Ltd., based in Tblisi, Republic of Georgia, which operates a 42-MW hydroelectric power plant in that country, pursuant to a contract signed on January 31, 1999 with an effective date of April 1, 1999. According to the Georgian version of the contract, the company's legal counsel in that country has informed the company that it cannot make changes to the management of Zages Ltd., including the removal of the sole director who directs and manages the affairs of the company, without their consent. We have been unable to obtain financial information on the operations of Zages Ltd., and as a result have not consolidated the Zages Ltd. operation in our financial statements. Because of the contractual uncertainty described above, we wrote off our investment in Zages of approximately $0.2 million.

     General and administrative expenses. General and administrative expense decreased by 45% from $12.9 million in 1998 to $7.1 million in 1999. Included in 1998 expenses was a $1.9 million expense for options granted to consultants. Without this expense the 1998 expenses of $11.0 million are 55% of revenues compared to 52.2% for 1999.

     Depreciation and amortization. Depreciation and amortization expense decreased by approximately 50% from $0.6 million in 1998 to $0.3 million in 1999. The decrease was primarily attributable to the decrease in amortization of deferred issuance costs.

     Loss from operations. Loss from operations decreased to $8 million during 1999 from $13.9 during 1998. As a percentage of revenues, loss from operations deceased from 69.5% in 1998 to 58.8% in 1999.

     Interest income and expense. Net interest expense decreased from $4.3 million in 1998 to $0.2 million in 1999. The decreased in interest expense was primarily attributable to $4.2 million of amortization of the beneficial conversion feature of the convertible notes and warrants issued during 1998.

     Income Taxes. The provision for income taxes totaled $4.2 million during 1998 as compared to a credit for income taxes of $1.2 million in 1999. The income tax expense for 1998 was attributable to the write-off of our deferred tax asset in the amount of $4.2 million during 1998. The credit for income taxes of $1.2 million dollars was recorded in the third quarter of 1999. The credit for income taxes is attributable to the tax benefit relating to our New Jersey net operation loss ("NJ NOL"). We applied for participation in the Technology Certificate Transfer Program sponsored by the New Jersey Economic Development Authority and were notified during the third quarter that our application had been approved. During December 1999 the Company received $550,000 from the proceeds of the sale of part of our NJ NOL. We anticipate receiving the balance in the third quarter of the year 2000.

     Miscellaneous. During fiscal years 1998 and 1999, no provision was made for post retirement benefits subject to FAS 106.

     Net Loss. As a result of the foregoing, we reported a loss after taxes of $7.2 million for 1999 as compared to a net loss of $22.4 million for 1998.

     Net Loss attributable to common stock. The net loss attributable to common stock was increased by the preferred stock dividend totaling $11,000 in 1999 and $189,000 in 1998, and an accounting "deemed dividend" of $3.8 million in 1998 arising from the amortization of the beneficial conversion feature of our Preferred Stock Series RR and Series C Preferred Stock. We are calculating earning per share to comply with SEC staff position on accounting for securities issued with beneficial conversion features. This accounting required that we reflect the difference between the market price of our common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date (the beneficial conversion feature totaled $3,330,000 with respect to the Series C Preferred Stock and $ 500,000 with respect to the Series RR Preferred Stock in 1998) and amortized the dividend from the issue date for the Series C Preferred, February 13, 1998 to June 22, 1998, the date the Registration Statement of the underlying stock was declared effective and from the issue date of the Series RR Preferred Stock, August 11, 1998 to November 12, 1998, the date the Registration Statement of the underlying stock was declared effective.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Total revenues increased by approximately 11.2% from $17.9 million for the year ended December 31, 1997 to $20 million for the year ended December 31, 1998. Contract service income increased for the period by 12.3% from $17.8 million in 1997 to $20 million in 1998. The increase in contract service income was attributable to increased project volume from our Oak Ridge office (up $6.6 million) which was partially offset by a decrease in project volume from our Boston office (down $4.7 million). The East Dam Project accounted for approximately $4.4 million, 22%, of revenues in 1998 and the Oak Ridge Project accounted for approximately $3.6 million, 18%, of revenues in 1998. The environmental remediation business has been marked by increasing competition and pressure on job margins. In light of such operating environment, during 1998, as in 1997, we opted to only pursue specialized niche projects where project risks could be limited and higher margins attained. 1998 contract service revenues exclude approximately $12.1 million of additional compensation claimed as being owing with respect to services performed under change orders, including $10.8 million attributable to the East Dam Project. Such additional compensation will be recognized as revenues at such time as such amounts are paid, if ever.

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

     Write-down of the UPE note resulted from unsatisfactory performance of the note. The note related to the sale in 1995 of certain surplus equipment inventory to UPE with IDM to receive one-third of the net sale proceeds realized by UPE from the resale of the equipment with total proceeds to IDM to be in an amount not less than $4 million. After an initial downpayment on the note, resales of the equipment were less than projected and payments to IDM were minimal, totaling $76,000 in 1998. UPE claimed the equipment required unexpectedly high costs to make the equipment saleable. Because payments were insufficient to cover the interest accruing on the note and because of difficulties in reselling the equipment, IDM stopped accruing interest income on the note during 1997 and wrote-down the note in part during 1997 and again in 1998. During 1999, IDM agreed to accept $300,000 in full settlement of the note.

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

     Net loss and net loss attributable to common stock. As a result of the foregoing, we reported a loss before taxes of $18.3 million and a net loss of $22.4 million for 1998 as compared to a loss before taxes of $11.5 million and a net loss of $9.9 million for 1997. The net loss attributable to common stock was increased by the preferred stock dividends ($189,000 in 1998 and $174,000 in 1997) and an accounting "deemed dividend" ($3.8 million in 1998 and $1.1 million in 1997) arising from the amortization of the beneficial conversion feature of preferred stock. Earnings per share has been calculated to comply with the recent SEC staff position on accounting for securities issued with beneficial conversion features. This accounting requires that we reflect the difference between the market price of the common stock and the applicable conversion rate on the convertible preferred stock as a dividend at the issue date amortized over a period from that date until the date on which the preferred stock becomes convertible.

Liquidity and Capital Resources

     At December 31, 1999, we had a working capital deficit of approximately $3.2 million and a cash balance of $512,000. This compares to a deficit in working capital of $0.5 million and a cash balance of $0.4 million at December 31, 1998. The changes in working capital and cash were primarily attributable to a combination of (1) the loss incurred during 1999, (2) the effects of an increase in accounts payable of $2.3 million and (3) an adverse change in costs and estimated expenses in excess of billings of $1.9 million, which were partially offset by (1) the effects of an increase in accounts receivable of $2.0 million , (2) the issuance of stock to pay certain vendors and to pay a deposit in lieu of a bond in the aggregate amount of $490,000 and (3) a $1,200,000 credit for New Jersey income tax.

     Unbilled costs and estimated earnings at December 31, 1998 totaled $1.9 million. Billings in excess of costs and estimated earnings totaled $0.9 million at December 31, 1999 as compared to $0 at December 31, 1998. The change was primarily attributable to settling one of, and completing the second of, two contracts at the Oak Ridge Project. The liability is attributable to our Boundbrook Project.

     At December 31, 1999, we had approximately $36.5 million of operating loss carry-forwards that may be applied against future taxable income. $2.3 million of such losses expire in the year 2010; $9.1 million in the year 2011; $8.6 million in the year 2012; $10.6 million in the year 2013; and the balance ($5.9 million) the following year. Based on our continuing operating losses, we wrote-off our deferred tax asset during 1998. During the third quarter of 1999 we recorded a $1,200,000 tax benefit from the New Jersey NOL .We received $550,000 in December 1999 and expect to realize the balance from our New Jersey tax credit in the third quarter of the year 2000.

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

     Operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Since April of 1994, we have carried no bank debt and have funded operations principally through the sale of equity securities and securities convertible into equity securities. At December 31, 1999, we had no bank debt and no significant long-term debt and were funding operations entirely through cash on hand and operating cash flow which was supplemented by various borrowings and issuances of stock.

     In order to meet working capital needs during 1999, we have borrowed funds from various parties, including officers, and have issued stock in payment of certain trade payables. At December 31, 1999, we owed a total of $217,000 primarily to our two principal officers for funds advanced. There are no definitive repayment terms on such amounts. In June 1999, we borrowed $400,000 from existing stockholders. That loan was repayable in August 1999 with interest at 6.5%. As inducement for making that loan, we issued 125,000 shares of common stock to the lenders. The loan had been repaid at December 31, 1999. During the year ended December 31, 1999, we issued 100,073 shares of common stock in settlement of $470,000 of accounts payable and issued 102,000 shares of common stock as collateral to our surety in lieu of a $400,000 performance bond and 16,070 shares to two vendors to secure amounts owed.

     Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants, we presently have no sources of financing or commitments to provide financing. A total of approximately 34,000 Class A Warrants (after giving effect to the April 1999 reverse split) issued in connection with our initial public offering were outstanding and exercisable at December 31, 1999. Such warrants are exercisable to purchase two shares of common stock each for a price of $90.00, or $45.00 per share. The warrants were originally exercisable until April of 1999 unless earlier called. We declared a 1-for-10 reverse split of our Common Stock and Class A Warrants effective April 16, 1999 and extended the term of the Class A Warrants to April of 2000. Exercise of the warrants would provide gross proceeds of approximately $3.1 million and result in the issuance of approximately 70,000 shares after giving effect to the reverse split. However, given the current price of our Common Stock, it is not expected that the Class A Warrants will be exercised in the near future.

     In November of 1998, we paid $600,000 to acquire a 49% interest in Kortman Polonia, a Polish company with substantial real estate holdings. Kortmann Polonia has initiated discussions with various real estate developers and major U.S. retailers with respect to the sale of various real estate tracts and the development and leasing of the remaining tracts.

     In addition to funding requirements to support ongoing operations, we have committed substantial capital resources to implementation of the strategic initiative known as "Vision 2000." The focus of Vision 2000 is to position us as a leading participant in the global energy and waste treatment market and in the nuclear facility decommissioning and site revitalization market. The development and initial implementation of Vision 2000 initiatives have required substantial capital expenditures and can be expected to continue to require substantial capital expenditures in the future. Direct investments in potential energy and waste treatment projects undertaken under the Vision 2000 initiative, excluding corporate overhead allocable to such initiative, totaled approximately $9 million at December 31, 1999. Capital expenditures and other outlays to bring proposed projects to an operational state are expected to far exceed the investment to date. Consequently, we have entered into discussions with several potential equity investors in, and have signed a Memorandum of Understanding with a potential purchaser of, the El Salvador Power Project. Similarly, in connection with our acquisition of a controlling interest in the Georgia Power Project, we agreed to perform a technical evaluation on the facility and, depending on the results of that evaluation, to invest up to $9 million over the life of the facility for repairs and rehabilitation. The ability to successfully bring projects on line, carry out any required repairs and rehabilitation on the Georgia Power Project and implement other Vision 2000 initiatives is substantially dependent upon our ability to secure project financing and other financing. While we believe that we will be able to attract adequate financing to develop anticipated projects, we have no definitive commitments to provide financing for those projects and there is no assurance that such financing will be available. Other than funding Vision 2000 initiatives and bonding and other job costs, we do not anticipate any substantial demands on our liquidity or capital resources during the following twelve months.

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

Year 2000 Issue

     We experienced no material failures and incurred no material costs or losses as a result of the Year 2000 Issue.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Samuel Klein and Company, appears beginning on page F-1 of this report. See Index to Financial Statements on page 44 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Executive Officers and Directors

     The following table sets forth the names, ages and offices of the present executive officers and directors of the Company. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

         Name          Age            Position
        ------        -----          ----------
  Joel A. Freedman      64   President, Chief Executive Officer and Director
  Frank A. Falco        66   Executive Vice President, Chief Operating Officer
                             and Chairman
  Michael B. Killeen    54   Treasurer, Chief Financial Officer and Director
  Frank Pasalano        47   Vice President of Operations
  John M. Tuohy         54   Vice President of Nuclear Services
  John Klosek           52   Vice President of Engineering
  Joe Dias              45   Vice President of Sales and Purchasing
  Birger Munck          55   President - IDM Energy
  Robert McGuinness     48   Director
  Frank Patti           71   Director
  Richard Keller        50   Director
  Mark Franceschini     62   Director

     Other than officers who are subject to employment agreements, each officer serves at the discretion of the Board of Directors. See "Employment Contracts, Termination of Employment and Change in Control Arrangements."

     Mr. Falco is the uncle of Mr. Pasalano. Otherwise, there are no family relationships among any of the directors or officers of the Company.

     Joel A. Freedman. Mr. Freedman has served as a director of the Company since 1978. Mr. Freedman has served as President and Chief Executive Officer of the Company since co-founding the Company in 1978 and served as Chairman of the Board from 1978 until June of 1993.

     Frank A. Falco. Mr. Falco has served as a director of the Company since 1978. Mr. Falco has served as Executive Vice President and Secretary of the Company since co-founding the Company in 1978 and has served as Chairman of the Board and Chief Operating Officer of the Company since June of 1993.

     Michael B. Killeen. Mr. Killeen has served as Treasurer and Chief Financial Officer of the Company since September of 1991, and as a director since June of 1998. Mr. Killeen previously served as a Director of the Company from September of 1991 until May of 1996. Prior to joining the Company, Mr. Killeen served as controller of Burnham Corporation, a multiple plant manufacturer of heating equipment, from 1978 to 1991.

     Frank Pasalano has served as Vice President of Operations of the Company since 1985. Previously, Mr. Pasalano served as a project manager for the Company from 1978 to 1985.

     John M. Tuohy has served as Vice President of Nuclear Services of the Company since 1990. Previously, Mr. Tuohy served as Director of Burns & Roe, a national engineering firm, from 1970 to 1990.

     John Klosek has served as Vice President of Engineering of the Company since 1989. Previously, Mr. Klosek served as Associate Director of Colgate Palmolive, a conglomerate engaged in the worldwide production and marketing of consumer goods, from 1969 to 1989.

     Joe Dias has served as Vice President of Sales and Purchasing of the Company since 1979.

     Birger Munck has served as President of IDM Energy since August of 1996. Previously, Mr. Munck served as President of Continental Waste Conversion, Inc., a waste-to-energy project company from 1994 to 1996. Previously, Mr. Munck served as a management consultant from 1990 to 1993 and as President of Nordex Petroleum from 1987 to 1990.

     Frank Patti. Mr. Patti has served as a director of the Company since 1994. Mr. Patti has been a Project Engineer at the Brookhaven National Laboratory since October of 1994. From March of 1994 through September of 1994, Mr. Patti was a self-employed nuclear engineering consultant. For more than five years prior to March of 1994, Mr. Patti was Chief Nuclear Engineer for Burns & Roe, a major engineering firm. Mr. Patti serves on the Company's Compensation Committee.

     Mark Franceschini. Mr. Franceschini has served as a director of the Company since June of 1998. Mr. Franceschini retired in 1993 after serving ten years as the Superintendent of Schools for the Wall Township Public Schools in Wall, New Jersey. From 1967 to 1983, Mr. Franceschini served as a teacher and administrator. Prior to entering the education field, Mr. Franceschini was a vice president and co-founder of IRT Electronics, a manufacturer of pressure transducers. Mr. Franceschini serves on the Company's Audit Committee and Compensation Committee.

     Richard Keller. Mr. Keller has served as a director of the Company since August 1997. Mr. Keller retired in 1997 from his position as Senior Vice President/Manager of Garvin GuyButler Corporation, a money brokerage firm, where he managed the trading desk. Mr. Keller serves as Chairman of the Company's Compensation Committee and as a member of the Audit Committee.

     Robert McGuinness. Mr. McGuinness has served as a director of the Company since 1994. Since January of 1995, Mr. McGuinness has served as a partner in the certified public accounting firm of McGuinness, Corley & Hodavance. For more than five years prior to January of 1995, Mr. McGuinness was Vice President of Essroc Corp., a cement manufacturer. Mr. McGuinness serves as Chairman of the Company's Audit Committee.

Compliance With Section 16(a) of Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 1999. All of the filing requirements were satisfied on a timely basis in 1999. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

Committees and Attendance of the Board of Directors

     In order to facilitate the various functions of the Board of Directors, the Board has created a standing Audit Committee and a standing Compensation Committee.

     The functions of the Company's Audit Committee are to review the Company's financial statements with the Company's independent auditors; to determine the effectiveness of the audit effort through regular periodic meetings with the Company's independent auditors; to determine through discussion with the Company's independent auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; to inquire into the effectiveness of the Company's financial and accounting functions and internal controls through discussions with the Company's independent auditors and officers  of the  Company;  to  recommend  to the full  Board of  Directors  the engagement or discharge of the Company's independent auditors; and to review with the independent auditors the plans and results of the auditing engagement. The members of the Audit Committee are Mr. McGuinness, Chairman, Mr. Franceschini and Mr. Keller.

     The functions of the Company's Compensation Committee include reviewing the existing compensation arrangements with officers and employees, periodically reviewing the overall compensation program of the Company and recommending to the Board modifications of such program which, in the view of the development of the Company and its business, the Committee believes are appropriate, recommending to the full Board of Directors the compensation arrangements for senior management and directors, and recommending to the full Board of Directors the adoption of compensation plans in which officers and directors are eligible to participate and granting options or other benefits under such plans. The members of the Compensation Committee are Mr. Keller, Chairman, Mr. Franceschini and Mr. Patti.

     The Board of Directors does not have a standing nominating committee or a committee performing similar functions.

     During the year ended December 31, 1999, the Board of Directors held eight formal meetings, including telephonic meetings, and acted through unanimous written consent on other occasions, the Audit Committee held one meeting and the Compensation Committee held two meetings. Each director (during the period in which each such director served) attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors, plus (ii) the total number of meetings held by all committees of the Board of Directors on which the director served.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to IDM during the three years ended December 31, 1999 of each of the five most highly compensated executive officers of IDM.


                                                                                                   Long Term
                                                           Annual Compensation                   Compensation
                                            -----------------------------------------------   -----------------
                                                                           Other Annual             Stock
Name and Principal Position          Year     Salary ($)     Bonus ($)    Compensation ($)       Options (#)(2)
---------------------------         ------   ------------   -----------   -----------------   -----------------

Joel A. Freedman...................  1999      480,000           -0-           (1)                400,000
  President and                      1998      480,000           -0-           (1)                225,000
  Chief Executive Officer            1997      480,000           -0-           (1)                 10,000
Frank A. Falco.....................  1999      480,000           -0-           (1)                400,000
  Executive Vice President and       1998      480,000           -0-           (1)                225,000
  Chief Operating Officer            1997      480,000           -0-           (1)                 10,000
Birger Munck.......................  1999      175,000           -0-           (1)                 12,000
  President - IDM Energy             1998      175,000           -0-           (1)                     -0-
                                     1997      175,000           -0-           (1)                     -0-
Michael B. Killeen.................  1999      128,500           -0-           (1)                 19,500
  Treasurer and Chief                1998      128,500           -0-           (1)                  2,500
  Financial Officer                  1997      123,084           -0-           (1)                    500
John M. Tuohy......................  1999      123,000           -0-           (1)                 14,000
  Vice President of                  1998      117,382           -0-           (1)                  1,000
  Nuclear Services                   1997      111,764           -0-           (1)                      0

(1) Although the officers receive certain perquisites such as auto allowances and company provided life insurance, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.
(2) Reflects, retroactively, the effects of a 1-for-10 reverse stock split effective April 16, 1999.

Compensation of Directors

     Each non-employee director of the Company is paid a fee of $1,000 for each Board of Directors meeting or committee meeting attended. The Company also reimburses each director for all expenses of attending such meetings.

     Pursuant to the IDM Environmental Corp. 1998 Comprehensive Stock Option and Award Plan, commencing in 1998 and upon each subsequent reelection of each non-employee director, options will be granted to each non-employee director to purchase 5,000 shares of Common Stock multiplied by the number of years remaining in each non-employee director's term. All such options will be exercisable at the fair market value of the Company's Common Stock on the date of grant. Such options will vest and become exercisable at the rate of 5,000 shares upon election as a non-employee director and 5,000 shares per year on each subsequent anniversary of election provided that the non-employee director continues to serve in such capacity.

     No additional compensation of any nature is paid to employee directors.

Stock Option Plans

     IDM adopted stock option plans in 1993, 1995 and 1998. The purpose of the IDM Plans is to assist IDM and its subsidiaries in retaining the services of and motivating employees by providing the opportunity for such personnel to acquire a proprietary interest in IDM and thus share in its growth and success. A total of 188,494 shares are reserved for issuance under the IDM Plans, consisting of 41,212 shares reserved under the 1993 Plan, 47,282 shares reserved under the 1995 Plan and 100,000 shares reserved under the 1998 Plan. The IDM Plans provide for the granting of non-qualified stock options and "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 to any employee, officer, director or consultant of IDM and its subsidiaries. The 1998 Plan also permits the grant of restricted stock, stock awards and performance shares. The Compensation Committee of IDM's board of directors administers each of the IDM Plans. Members of that committee are eligible to receive awards under the IDM Plans. The Committee designates optionees, the exercise price of options (which may not be less than fair market value on the date of grant), the date of the grant and the period of the option (which may not exceed ten years).

     At December 31, 1999, a total of 1,030,272 options were outstanding under the IDM Plans including options issued subject to shareholder approval.

Stock Option Grants

     The following table sets forth information concerning the grant of stock options made during 1999 to each of the Chief Executive Officer and the next four highest paid officers of IDM:

                                                  Percent of                               Potential Realizable Value
                                                Total Options                               at Assumed Annual Rates
                                                  Granted to                              of Stock Price Appreciation
                                      Options    Employees in     Price        Expiration      For Option Term
          Name                       Granted (1) Fiscal Year   Per Share (1)     Date          5%           10%
        ---------                   ------------ ------------  -------------   ----------    ------       -------

Joel A. Freedman................      400,000       41.0         1.156         07/18/09    10,369,600   16,785,600
Frank A. Falco..................      400,000       41.0         1.156         07/18/09    10,369,600   16,785,600
Michael B. Killeen..............       18,000        1.8         1.156         07/18/09       466,632      755,352
                                        1,500        0.1          6.75         02/10/09        30,495       54,555
Birger Munck....................       12,000        1.2         1.156         07/18/09       311,088      503,568
John M. Tuohy...................       13,000        1.3         1.156         07/18/09       337,012      545,532
                                        1,000        0.1          6.75         02/10/09        20,330       36,370

(1) Includes option grants under the 1998 Plan subject to approval by the shareholders of IDM of any amendment to the 1998 Plan to increase the number of shares reserved under the 1998 Plan.

Stock Option Exercises

     The following table sets forth information concerning the exercise of stock options during 1999 by each of the Chief Executive Officer and the next four highest paid officers of IDM and the number and value of unexercised options held by the named officers at the end of 1999:

                                                              Number of Unexercised      Value of Unexercised
                               Shares                              Options at           In-the Money Options
                           Acquired on        Value             at FY-End (#)(1)           at FY-End ($)(2)
         Name              Exercise (#)    Realized ($)   Exercisable  Unexercisable  Exercisable  Unexercisable
       --------           --------------  --------------  -----------  -------------  -----------  -------------

Joel A. Freedman............     0             0            242,500      400,000       2,394,688      6,187,600
Frank A. Falco..............     0             0            242,500      400,000       2,394,688      6,187,600
Michael B. Killeen..........     0             0             17,504        9,000         223,198        139,221
Birger Munck................ 6,000        23,064                  0        6,000               0         92,814
John M. Tuohy...............     0             0             11,505        6,500         149,973        100,549

 ------------------

(1) Includes option grants under the 1998 Plan subject to approval by the shareholders of IDM of any amendment to the 1998 Plan to increase the number of shares reserved under the 1998 Plan. See "Proposed Amendment to IDM's 1998 Comprehensive Stock Option and Award Plan.
(2) Based on the fair market value per share of the Common Stock at year end, minus the exercise price of "in-the-money" options. The closing price for IDM's Common Stock on December 31, 1999 on the Nasdaq SmallCap Market was $16.625.

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements

     Effective January 1, 1996, Joel A. Freedman and Frank A. Falco each entered into employment agreements, superseding their prior employment agreements, with IDM on substantially identical terms. Subsequently, on September 1, 1997 and February 18, 1998, the employment agreements of Messrs. Freedman and Falco were amended.

     Pursuant to such agreements, effective September 1, 1997, Mr. Freedman and Mr. Falco each receive (i) a base salary of $480,000 per year plus 2% of operating profits; (ii) bonuses as determined by the Board of Directors; (iii) participation in any employee benefit plans and fringe benefit arrangements generally available to IDM's employees; and (iv) an entertainment expense allowance of $45,000 per year. For purposes of computing the salary of Messrs. Freedman and Falco, operating profits are defined as net income from operations before deduction of interest expense, income taxes, depreciation and amortization and other non-cash charges to income. Pursuant to the February 18, 1998 amendment to their employment agreements, Messrs. Freedman and Falco were each granted 225,000 stock options exercisable at $37.19 per share and expiring February 17, 2003 (reflects the effects of a 1-for-10 reverse stock split effective April 16, 1999).

     Pursuant to the September 1997 and February 1998 amendments to the employment agreements of Messrs. Freedman and Falco, the previously existing draw schedule and stock bonus provisions were eliminated from the employment agreements of Messrs. Freedman and Falco.

     The employment agreements prohibit Mr. Freedman and Mr. Falco from competing, directly or indirectly, with IDM or disclosing confidential matters with respect to IDM for two years after termination of employment. Each of such agreements expires on December 31, 2005 and are thereafter automatically extended for one-year periods unless there is a notice of termination from either IDM or the employee.

     In the event of their disability, Messrs. Freedman and Falco are entitled to continue to receive their full salary at the date of disability for a period of one year after which time IDM may terminate the employment of such disabled employee without further compensation. In the event of death during the term of employment, the estate of Mr. Freedman or Mr. Falco, as appropriate, shall be entitled to three months salary. In the event of the termination of Mr. Freedman or Mr. Falco's employment within one year of the occurrence of various change in control events, or in the event of termination of their employment by IDM for any reason other than death or disability, IDM must pay or provide to Mr. Freedman and/or Mr. Falco, as appropriate, (i) a lump sum payment equal to 2.99 times his average annual gross income from IDM for the five tax-year period ending before the date of such termination; (ii) a lump sum payment equal to three times the value of all "in-the-money" stock options held by such persons at the date of termination; and (iii) continued participation in all employee benefit plans or programs for a period of three years, provided that the employee may, at his election, receive a lump sum cash payment equal to the value of such benefits in lieu of continued participation in such benefit plans. As used in the employment agreements of Messrs. Freedman and Falco, a "change in control" is defined to be (i) the acquisition of 15% of IDM's common stock; (ii) a change in the majority composition of the board of directors within any two year period; or (iii) a failure to elect either of such employees to the board when such employee is standing for election; provided, however, that such events shall not constitute a change in control if a majority of the directors immediately prior to such "change in control" approve the transaction or event otherwise constituting a "change of control."

     IDM has no other employment agreements with any other officers or employees. IDM has, however, entered into agreements with certain of its employees pursuant to which such employees have agreed to maintain the confidentiality of certain information and have agreed to not compete with IDM within 250 miles of IDM's principal places of business for a period of three years following the termination of such persons' employment with IDM. Additionally, IDM has entered into agreements with certain of its executive officers, other than Messrs. Freedman and Falco, which provide that, in the event of termination within one year of a change in control, such officers shall be entitled to (i) a lump sum payment equal to 2.99 times his average annual gross income from IDM for the three tax-year period ending before the date of such termination; (ii) a lump sum payment equal to three times the value of all "in-the-money" stock options held by such persons at the date of termination; and (iii) continued participation in all employee benefit plans or programs for a period of three years, provided that the employee may, at his election, receive a lump sum cash payment equal to the value of such benefits in lieu of continued participation in such benefit plans. For purposes of such agreements, a change in control is defined in the same manner as in the employment agreements of Messrs. Freedman and Falco, except that failure of either Mr. Freedman or Falco to be elected when standing for election as a director shall not constitute a "change in control" for purposes thereof.

     In addition to the foregoing employment and change of control arrangements, IDM's 1993 Plan, 1995 Plan and 1998 Plan provide that all outstanding options shall become fully vested and exercisable in the event of a change in control.

Retirement Savings Plan

     In July of 1992, IDM amended an existing profit sharing plan to convert such plan to a retirement savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan generally covers all employees of IDM who have completed two years of service with IDM. Employees may elect to defer, in the form of contributions to the 401(k) Plan, up to 15% of their annual compensation, subject to the federal maximum limit. IDM may, at its own discretion, contribute to the plan. IDM made no contribution to the 401(k) Plan during the fiscal year ended December 31, 1998.

Compensation Committee Report

     General. The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company and the compensation plans and specific compensation levels for executive officers.

     The Compensation Committee consists of non-employee Directors who are not eligible to participate in any of the compensation plans or programs that it administers, other than the receipt of formula grants under the Company's Stock Option Plans. The Committee believes that the Company is best served by a program that is designed to motivate, reward and retain the management team to achieve the objectives of the Company. To this end, the Committee has adopted a program designed to focus on the Company's long-term goals. Accordingly, a significant portion of the senior executive compensation is dependent upon achieving these long-term goals.

     The philosophical basis of the Committee is to compensate executives based on performance and on the level of responsibility of the executive. Salary ranges are established based on such criteria. Salaries of key executives are set by measuring performances against the benchmark and by determining the value of the executive's contribution towards the Company's long-term goals. In addition, consideration is given to the individual's experience and past performance because the Committee also believes that any program must recognize performance and encourage initiative.

     The Committee also reviews management's response to the changing business environment in which the Company operates. A timely and effective response by management to changing business conditions while continuing to focus on the long-term objectives is considered essential by the Committee. Management is also evaluated on its ability to evaluate and adjust the long-term goals in response to the evolving business climate.

     Base Salary. For fiscal 1999, the base salary of executive officers, other than the Chief Executive Officer and Chairman whose base salaries are determined by employment agreements, were set based upon the results of the executive's performance review. Each executive is reviewed annually by the Chief Executive Officer and Chairman and given specific objectives, with the objectives varying based upon the executive's position and responsibilities and the specific objectives for that position. At the next annual review, the performance of each executive is reviewed versus the objectives established for each executive and the Company's overall performance. The results of the review are then reported to the Committee along with senior management's compensation recommendation. The Committee then determines whether the base salary should be adjusted for the coming year.

     Long-Term Incentive Compensation. Each executive officer of the Company was granted options at the time of the initial adoption of the Company's stock option plans or at the time the officer joined the Company. The Committee makes option grants to executive officers on a case- by-case basis relative to the annual performance reviews and the recommendations of senior management. Grants of options are designed to align the interests of executive officers with those of stockholders. The size of these grants is generally set at a level which the Committee feels is in proportion with the role and responsibility of the executive, as well as his or her opportunity to effect the Company's performance, while also being sufficient to attract and retain qualified executives.

     Chief Executive Officer and Chairman Compensation. With respect to the compensation of the Chief Executive Officer and the Chairman of the Board, the Committee believes that the Company continues to respond well to the changing business environment in which it operates. The "Vision 2000" initiative developed by the Chairman and CEO has proven to be a catalyst for expansion into new and potentially lucrative markets. Both the Chairman and CEO have been instrumental in creating new opportunities for the Company, which the Committee believes will lead to strong growth in revenues, a return to profitability and increased shareholder value. The Committee believes that the foresight of senior management in setting the goals and direction of "Vision 2000", and the opportunities uncovered by senior management during 1998 have allowed the Company to weather difficult industry conditions and to position the Company favorably while moving forward. Based on the foregoing considerations, the Committee has agreed, to maintain the Chief Executive Officer and Chairman's base salaries at $480,000 each plus an annual expense allowance of $45,000. At the present time, the Committee believes that any movement away from the current compensation plan or the above mentioned philosophies, would be detrimental to the Company's ability to attract and retain key management personnel and, ultimately, the Company's capabilities for future success.

     The Committee believes these executive compensation policies and programs serve the interests of stockholders and the Company effectively. The various pay vehicles offered are appropriately balanced to provide increased motivation for senior executives to contribute to the Company's overall future success, thereby enhancing the value of the Company for the stockholder's benefit.

                                                 The Compensation Committee

                                                 RICHARD KELLER, Chairman
                                                 MARK FRANCESCHINI
                                                 FRANK PATTI

Company Performance

     The following graph compares the cumulative total investor return on the Company's Common Stock for the five year period ended December 31, 1999 with an index consisting of returns from a peer group of companies, consisting of the Nasdaq Non-Financial Index (the "Nasdaq Non-Financial Index"), and The Nasdaq Stock Market Composite Index (the "Nasdaq Composite Index").

     The graph displayed below is presented in accordance with Securities and Exchange Commission requirements. Shareholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company's forecast of future financial performance.




   (graph appears at this location depicting the following stock performance)


                             Base Period      December    December    December    December   December
                            December 31 1994  31 1995     31 1996     31 1997     31 1998    31 1999
                            ----------------  ---------   ---------   ---------   ---------  ---------

IDM Environmental Corp.           100          84.27        67.13      160.00       10.72     38.00
Nasdaq Composite Index            100         141.33       173.89      213.07      300.25    542.43
Nasdaq Non-Financial Index        100         139.26       169.16      198.09      290.32    559.35

TEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table is furnished as of March 27, 2000, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

     Name and Address                    Amount and Nature of
    of Beneficial Owner               Beneficial Ownership (1)(2)   Percent of Class (2)
    ----------------------            ---------------------------   --------------------
Joel A. Freedman (3)...................      813,750 (4)                   17.6%
Frank A. Falco (3).....................      860,854 (5)                   18.4%
Michael B. Killeen.....................       26,504 (6)                      *
Birger Munck...........................        6,000 (7)                      *
Frank Patti............................       12,750 (8)                      *
Robert McGuinness......................       13,255 (9)                      *
Richard Keller.........................       12,000 (10)                     *
Mark Franceschini......................       11,000 (11)                     *
All executive officers and directors
 as a group (12 persons)...............    1,802,562 (12)                  32.1%

*    Less than 1%.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2) Includes shares of Common Stock not outstanding, but which are subject to options exercisable within 60 days of the date of the information set forth in this table, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding Common Stock with respect to the holder of such options. Such shares are not, however, deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)  Address is 396 Whitehead Avenue, South River, New Jersey 08882.

(4) Includes 813,750 shares issuable upon exercise of incentive stock options and non-qualified stock options held by Mr. Freedman. Excludes shares held by the adult children of Joel Freedman. Mr. Freedman disclaims any beneficial ownership interest in such shares.

(5) Includes 813,750 shares issuable upon exercise of incentive stock options and non-qualified stock options held by Mr. Falco. Excludes shares held by Margaret Mullin, the adult daughter of Frank Falco, and the children of Mrs. Mullin. Mr. Falco disclaims any beneficial ownership interest in such shares.

(6) Includes 26,504 shares issuable upon exercise of incentive stock options held by Mr. Killeen.

(7) Includes 6,000 shares issuable upon exercise of incentive stock options held by Mr. Munck.

(8) Includes 12,750 shares issuable upon exercise of non-qualified stock options held by Mr. Patti.

(9) Includes 13,250 shares issuable upon exercise of non-qualified stock options held by Mr. McGuinness. Also includes 5 shares held by a minor child of Mr. McGuinness, as to which Mr. McGuinness disclaims any beneficial interest.

(10) Includes 12,000 shares issuable upon exercise of non-qualified stock options held by Mr. Keller.

(11) Includes 11,000 shares issuable upon exercise of non-qualified stock options held by Mr. Franceschini.

(12) Includes 1,755,453 shares of Common Stock subject to stock options held by the officers and directors and exercisable within 60 days.

Change in Control Following Fusion Networks Merger

     In April 2000, it is expected that control of IDM will be transferred pursuant to the terms of the reorganization and merger whereby IDM will become a wholly-owned subsidiary of Fusion Networks Holdings, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since July of 1988, the Company has leased its executive offices and yard storage facilities from L&G Associates, a partnership controlled by Joel
Freedman and Frank Falco, the Company's founders and senior officers and directors. On March 1, 1993, the Company entered into a new five year lease on such property, including two additional parcels with storage buildings previously leased to a third party. Pursuant to such lease, the Company pays base rent of $270,000 annually subject to annual adjustments based on the Consumer Price Index, plus all costs of maintenance, insurance and taxes.

     In 1994, the Company and L&G entered into an agreement regarding the construction and/or renovation of expanded facilities on the premises leased by the Company from L&G and the renovation and leasing of an adjoining property. The expanded facilities were needed to support current operations and anticipated future growth. The Board of Directors formed a Building Committee to review the terms and fairness of such proposed expansion. In November of 1994, the parties agreed in principal with respect to the terms of the proposed expansion and the Building Committee determined that such expansion met the Company's needs and was on terms which were fair to the Company. Based on such agreement and determination, the Company in November of 1994 commenced renovation and construction on such sites of which one facility, office space (7,600 square feet), was completed during the third quarter of 1995, and the second facility, warehouse space (5,700 square feet), was completed during the third quarter of 1996. Renovation of such office space by the Company at an approximate cost of $303,000 constitutes payment in full of rent for the initial term of the lease of such office space. The Company, however, is responsible for all taxes, utilities, insurance and other costs of occupying the office space during the initial term. Construction of such warehouse space by the Company at an estimated cost of $145,000 constitutes payment in full of rent for the initial term of the lease of such warehouse space. The Company, however, is responsible for all taxes, utilities, insurance and other costs of occupying the warehouse space during the initial term. The total cost of the renovations was to be amortized over the initial terms of the lease. On May 16, 1996 the leases were amended and extended fifteen years to May 31, 2011. The amortization associated with the cost of the renovation was extended through the terms of the modified lease. Amortization expense related to these costs for the years ended December 31, 1999 and 1998 was $93,320 and $93,320, respectively. For the years ended December 31, 1999 and 1998, the rent paid totaled $315,130 and $308,948, respectively.

     The Company believes that its existing lease with L&G Associates, as modified, is on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

     Prior to the September 1997 amendment, the employment agreements of Messrs. Freedman and Falco provided that Messrs. Freedman and Falco would receive a draw of salary and bonus based on projected earnings. Because actual earnings were below projected earnings, Messrs. Freedman and Falco were indebted to the Company for excess draws at December 31, 1996 and at prior years end. In addition to amounts owed to the Company relating to excess draws, the Company has periodically paid certain personal expenses of Messrs. Freedman and Falco. At December 31, 1998, the Company's receivables from Mr. Freedman and Mr. Falco had been repaid in full. At December 31, 1997, the Company's receivable from Mr. Freedman totaled $7,965 and the Company's receivable from Mr. Falco totaled $361,576. All amounts owed to the Company by Messrs. Freedman and Falco were repayable on demand with interest accruing at 7%.

     During 1998, the Company purchased 8,250 shares of common stock of Life International Products, Inc. from Joel Freedman for $178,125, Mr. Freedman's cost basis in those shares.

     During 1999, the Company's two principal officers, Joel Freedman and Frank Falco advanced funds to the Company from time to time. At December 31, 1999, we owed a total of $159,376 to Mr. Freedman and $58,027 to Mr. Falco. There are no definitive repayment terms on such amounts.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1) Consolidated Financial Statements: See Index to Financial Statements on page44 of this report for financial statements and supplementary data filed as part of this report.

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits

   Exhibit
   Number                                   Description of Exhibit
  ---------                               ---------------------------

     2.1 Plan of Reorganization and Merger dated as of August 18, 1999, by and among the Registrant, IDM Environmental Corp. and IDM Merger Subsidiary (9)
     2.2 Agreement and Plan of Merger dated as of August 18, 1999, by and among the Registrant, Fusion Networks, Inc., IDM Environmental Corp. and IDM/FNI Acquisition Corporation (9)
     2.3 First Amendment to Agreement and Plan of Merger dated as of August 31, 1999, by and among the Registrant, Fusion Networks, IDM Environmental Corp. and IDM/FNI Acquisition Corporation (9)
     2.4 Second Amendment to Agreement and Plan of Merger dated as of September 21, 1999, by and among the Registrant, Fusion Networks, Inc., IDM Environmental Corp. and IDM/FNI Acquisition Corporation (9)
     2.5 Third Amendment to Agreement and Plan of Merger dated as of November 2, 1999, by and among the Registrant, Fusion Networks, IDM Environmental Corp. and IDM/FNI Acquisition Corporation (9)
     2.6 Fourth Amendment to Agreement and Plan of Merger dated as of December 8, 1999, by and among the Registrant, Fusion Networks, IDM Environmental Corp. and IDM/FNI Acquisition Corporation (9)
     3.1  Restated Certificate of Incorporation of IDM Environmental Corp. (1)
     3.2  Bylaws, as amended, of IDM Environmental Corp. (3)
     4.1  Specimen Common Stock Certificate (1)
     4.2  Specimen Class A Warrant Certificate (1)
     4.3  Form of Warrant Agreement (1)
     4.4 Certificate of Designation fixing terms of Series A Junior Participating Preferred Stock (2)
     4.5  Certificate  of Designation  fixing terms of Series B Preferred  Stock
          (6)
     4.6  Certificate  of Designation  fixing terms of Series C Preferred  Stock
          (8)
     4.7  Warrant Agreement dated February 12, 1997 (6)
     10.1 Lease Agreement between International Dismantling & Machinery Corporation and L&G Associates dated March 1, 1993 for site in South River, New Jersey (1)
     10.2+ 1993 Incentive Stock Option Plan, as amended (3)
     10.3+ 1995 Incentive Stock Option Plan (3)
     10.4+ 1998 Comprehensive Stock Option and Award Plan, as amended (9) 10.5+Employment Agreement between the Company and Joel Freedman, as amended, dated February 1, 1996 (3)
     10.6+Employment  Agreement between the Company and Frank Falco, as amended, dated February 1, 1996 (3)
     10.7+Amendment,  dated September of 1997, to Employment  Agreement  between the Company and Joel Freedman (8)
     10.8+Amendment, dated September of 1997, to Employment Agreement between the Company and Frank Falco (8)

     10.9+Second  Amendment,   dated  February  1998,  to  Employment  Agreement
          between the Company and Joel Freedman (8)
     10.10+ Second  Amendment,  dated  February  1998, to  Employment  Agreement between the Company and Frank Falco (8)
     10.11+ Nonqualified Stock Option Agreement between the Company and Joel Freedman (8)
     10.12+ Nonqualified  Stock Option  Agreement  between the Company and Frank
            Falco (8)
     10.13 Alexander Charles Lentes Stock Option (7)
     10.14 Bernd Muller Stock Option (7)
     10.15Stock Option  Agreement  with M.H.  Meyerson & Co., Inc. dated August,
          1997 (8)
     10.16Nonqualified  Stock  Option  Grant  between the Company and The Boston
          Group (8)
     10.17Amended and Restated Warrant  Agreement with Rochon Capital Group Ltd.
          (7)
     10.18Consulting  Agreement  dated May 23, 1997  between the Company and Ron
          Logerwell (8)
     10.19Form of Agreement regarding  confidential  information and competition by employees (1)
     10.20 Form of Severance Agreement (3)
     10.21 Voting Agreement (1)
     10.22 Share Rights Agreement dated April 1, 1996 (2)
     10.23License  Agreement  dated  June  30,  1996  with  Life   International
          Products (4)
     10.24Agreement dated July 19, 1996 with Continental Waste Conversion,  Inc.
          (4)
     10.25License   Agreement  dated  July  18,  1996  with  Continental   Waste
          Conversion, Inc. and Continental Waste Conversion International,  Inc.
          (4)
     10.26Promissory  Note in the amount of $160,000  (Canadian)  dated July 22,
          1996 from Continental Waste Conversion, Inc. to Continental Waste Conversion International (4)
     10.27Pledge and Security Agreement dated July 19, 1996 between  Continental
          Waste Conversion, Inc. and Continental Waste Conversion International, Inc. (4)
     10.28 Form of 7% Convertible Note due January 31, 1999 (5)
     10.29 Form of Three Year $3.00 Warrant (5)
     10.30Protocol of Intention  dated January 20, 1998 re:  Georgia power plant
          (8)
     10.31License  Agreement dated December 15, 1997 between Life  International
          Products, Inc. and Seven Star International Holding, Inc. (8)
     10.32 Form of Lock-Up Agreement (8)
     10.33 Form of Lock-Up Warrant (8)
     10.34 Form of Four Year $5.00 Warrant (8)
     10.35 Consulting Agreement dated March 1997 with SAGA Promotions, Inc. (8)
     10.36 Stock Option Grant dated February 1998 to SAGA Promotions, Inc. (8)
     10.37 Stock Option Grant dated February 1998 to Aaron Lehman (8) 10.38Revised Memorandum of Understanding dated March 1998 re: Taiwan waste-to-energy project (8)
     10.39Modification  to Power  Purchase  Contract  dated November 1997 re: El
          Salvador power project (8)
     21.1 List of subsidiaries (8)
     23.1* Consent of Samuel Klein and Company
     27.* Financial Data Schedule
---------------

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

(6) Incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1996
(7) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form S-3 (Commission File No. 333-28485) declared effective by the Securities and Exchange Commission on January 9, 1998
(8) Incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1998
(9) Incorporated by reference to the respective exhibits filed with the Form S-4 Registration Statement of Fusion Networks Holdings, Inc. (Commission File No. 333-92949) declared effective by the Securities and Exchange Commission on February 15, 2000

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   IDM ENVIRONMENTAL CORP.




                                                 By: /s/ Joel Freedman
                                                    -----------------------
                                                    Joel Freedman
                                                    President

Dated:   April 10, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                   Title                                    Date
   -----------                 -------                                  ------

/s/ Joel A. Freedman
---------------------       President, Chief Executive Officer    April 10, 2000
Joel A. Freedman           (Principal Executive Officer) and
                            Director
/s/ Frank A. Falco
---------------------       Executive Vice President, Chief       April 10, 2000
Frank A. Falco              Operating Officer and Chairman
                            of the Board of Directors
/s/ Michael B. Killeen
---------------------       Treasurer (Principal Accounting       April 10, 2000
Michael B. Killeen          and Financial Officer) and Director

/s/ Richard Keller
---------------------        Director                             April 10, 2000
Richard Keller

---------------------        Director                             ________, 2000
Frank Patti

/s/ Robert McGuinness
---------------------        Director                             April 10, 2000
Robert McGuinness

---------------------        Director                             ________, 2000
Mark Franceschini

                 IDM ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                           Page
                                                                          ------
Independent Auditor's Report............................................... F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998............... F-2

Consolidated Statements of Operations for the Years ended December
31, 1999, 1998 and 1997.................................................... F-3

Consolidated Statements of Stockholders' Equity for the Years ended
December 31, 1999, 1998 and 1997........................................... F-4

Consolidated Statements of Cash Flows for the Years ended December
31, 1999, 1998 and 1997.................................................... F-5

Notes to Consolidated Financial Statements................................. F-7

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
IDM Environmental Corp. and Subsidiaries
South River, New Jersey


We have audited the accompanying consolidated balance sheets of IDM Environmental Corp. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDM Environmental Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.







                                                     SAMUEL KLEIN AND COMPANY

Newark, New Jersey
April 3, 2000

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
  ASSETS                                                                          1999                 1998
-----------                                                                     --------             ---------

Current Assets:
  Cash and cash equivalents                                               $      511,552         $   384,292
  Accounts receivable                                                          4,548,531           2,572,951
  Notes receivable - current                                                           -             367,198
  Inventory                                                                            -             582,517
  Costs and estimated earnings in excess of billings                                   -           1,900,336
  Recoverable income taxes                                                       650,242                   -
  Prepaid expenses and other current assets                                    1,124,790             906,137
                                                                             ------------        ------------
     Total Current Assets                                                      6,835,115           6,713,431

Investments in and Advances to Unconsolidated Affiliates                         979,266           2,454,521
Investment in Affiliate, at cost                                               1,853,125           1,853,125
Debt Discount and Issuance Costs                                                       -              16,124
Property, Plant and Equipment                                                  1,903,321           3,133,404
Other Assets                                                                     979,925             979,925
                                                                             ------------        ------------
                                                                          $   12,550,752         $15,150,530
                                                                             ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                       $      18, 701         $   622,794
  Accounts payable and accrued expenses                                        8,847,937           6,578,070
  Billings in excess of costs and estimated earnings                             912,699                   -
  Due to officers                                                                217,403                   -
                                                                             ------------        ------------
     Total Current Liabilities                                                 9,996,740            7,200,864
Long-Term Debt                                                                    16,864               64,544
                                                                             ------------        ------------
     Total Liabilities                                                        10,013,604            7,265,408
                                                                             ------------        ------------
Commitments and Contingencies

Stockholders' Equity:
  Common stock, authorized 7,500,000 shares $.01 par value, issued
   and outstanding 3,768,945 in 1999 and 2,947,298 in 1998                        37,689               29,473
  Additional paid-in capital                                                  59,236,502           57,215,536
  Convertible preferred stock, authorized 1,000,000 shares $1.00 par value
    Series B, Issued and outstanding 0 shares in 1999 and 0 shares in
      1998, stated at a conversion value of $10,000 per share                          -                    -
    Series RR, Issued and outstanding 0 shares in 1999 and 215 shares
      in 1998, stated at a conversion value of $1,000 per share                        -              215,000
  Retained earnings (deficit)                                                (56,737,043)         (49,574,887)
                                                                             ------------        ------------
                                                                               2,537,148            7,885,122
                                                                             ------------        ------------
                                                                           $  12,550,752          $15,150,530
                                                                             ============        ============

       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Years Ended December 31,

                                                                     1999             1998           1997
                                                                    ------           ------         ------

Revenue:
  Contract income                                                 $13,581,298    $ 20,018,564    $ 17,825,849
  Sale of equipment                                                         -               -          96,050
                                                                  ------------    ------------    ------------
                                                                   13,581,298      20,018,564      17,921,899
                                                                  ------------    ------------    ------------
Cost of Sales:
  Direct job costs                                                 13,366,165      20,257,642      17,002,308
  Cost of equipment sales                                                   -               -          47,057
  Write-down of inventory surplus                                     582,517               -         600,000
                                                                  ------------    ------------    ------------
                                                                   13,948,682      20,257,642      17,649,365
                                                                  ------------    ------------    ------------

Gross Profit (Loss)                                                  (367,384)       (239,078)        272,534
                                                                  ------------    ------------    ------------
Operating Expenses:
  General and administrative expenses                               7,054,208      12,871,481      10,537,677
  Depreciation and amortization                                       334,617         626,766         723,415
  Equity in net loss of unconsolidated partnerships                   105,757         194,243               -
  Write-down on investment in unconsolidated affiliates               176,814               -               -
                                                                  ------------    ------------    ------------
                                                                    7,671,396      13,692,490      11,261,092
                                                                  ------------    ------------    ------------
Loss from Operations                                               (8,038,780)    (13,931,568)    (10,988,558)
                                                                  ------------    ------------    ------------
Other Income (Expense):
  Loss on disposal of property, plant and equipment                  (285,194)              -               -
  Interest income (expense)                                          (172,519)     (4,321,714)       (512,768)
  Miscellaneous income (expense)                                      145,626               -               -
                                                                  ------------    ------------    ------------
                                                                     (312,087)     (4,321,714)       (512,768)
                                                                  ------------    ------------    ------------

Loss before Provision (Credit) for Income Taxes                    (8,350,867)    (18,253,282)    (11,501,326)
Provision (Credit) for Income Taxes                                (1,200,000)      4,170,000      (1,561,000)
                                                                  ------------    ------------    ------------
Net Loss                                                           (7,150,867)    (22,423,282)     (9,940,326)
Preferred Stock Dividends including amortization of beneficial conversion feature of $ 0, $3,830,000, and $1,109,589 in 1999
 1998 and 1997                                                         11,289       4,018,774       1,284,097
                                                                  ------------    ------------    ------------
Net Loss on Common Stock                                         $ (7,162,156)   $(26,442,056)   $(11,224,423)
                                                                  ============    ============    ============
Loss per Share:
  Basic loss per share                                           $      (2.21)   $     (13.31)   $     (10.01)
                                                                  ============    ============    ============
  Diluted loss per share                                         $      (2.21)   $     (13.31)   $     (10.01)
                                                                  ============    ============    ============
  Basic common shares outstanding                                   3,243,493       1,987,264       1,121,269
                                                                  ============    ============    ============
  Diluted common shares outstanding                                 3,243,493       1,987,264       1,121,269
                                                                  ============    ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                   Additional       Convertible     Retained
                                                              Common Stock          Paid-in         Preferred       Earnings
                                                          Shares       Amount       Capital           Stock         (Deficit)
                                                         --------     --------    -------------     ------------    ---------

Balances - January 1, 1997                               960,273     $  9,603      $25,359,465       $        -    $(11,908,408)
Issuance of Convertible
   Preferred Stock February 1997                               -            -                -        3,000,000               -
Conversion of Preferred Stock
   to Common Stock                                        19,292          193          289,237         (300,000)              -
Class A Warrants Exercised                               451,703        4,517        6,166,483                -               -
Stock Option Plan Exercised                                4,539           45           62,996                -               -
Issuance of Non-Qualified Options,
  pursuant to consulting agreements                            -            -          456,340                -               -
Preferred Stock Beneficial Conversion feature                  -            -        1,109,589                -               -
Exercise of Non-Qualified Consulting Options              15,500          155          234,845                -               -
Preferred Stock Dividends                                      -            -                -                -      (1,284,097)
Discounted Conversion feature on
  Convertible Notes and Warrants                               -            -        4,818,750                -               -
Net Loss for the year ended
  December 31, 1997                                            -            -                -                -      (9,940,326)
                                                      -----------     --------     ------------      -----------    ------------
Balances - December 31, 1997                           1,451,307       14,513       38,497,705        2,700,000     (23,132,831)
Issuance of Series C Convertible
  Preferred Stock February 1998                                -            -                -        3,600,000               -
Issuance of Series RR Convertible
  Preferred Stock August 1998                                  -            -                -        1,500,000               -
Conversion of Series B Preferred
  Stock to Common Stock                                  135,944        1,360        2,752,618       (2,700,000)              -
Conversion of Series C Preferred
  Stock to Common Stock                                  640,747        6,407        3,508,564       (3,600,000)              -
Conversion of Series RR Preferred
  Stock to Common Stock                                  359,981        3,600        1,192,693       (1,285,000)              -
Warrants Exercised                                       243,731        2,437        2,620,531                -               -
Stock Option Plan Exercised                                  321            3            6,411                -               -
Conversion of Convertible Debt                           115,267        1,153        2,908,464                -               -
Preferred Stock Dividends                                      -            -                -                -      (4,018,774)
Discounted Conversion Feature
  on Preferred Stock and Warrants                              -            -        3,830,000                -               -
Issuance of Non-Qualified Options
  Pursuant to Consultants Agreements                           -            -        1,898,550                -               -
Net loss for the year ended
  December 31, 1998                                            -            -                -                -     (22,423,282)
                                                      -----------     --------     ------------      -----------    ------------
Balances - December 31, 1998                           2,947,298       29,473       57,215,536          215,000     (49,574,887)
Warrants Exercised                                       115,049        1,150          317,727                -               -
Warrants issued for Repayment of Stockholder's Loan       97,525          975          264,147                -               -
Issuance of Restricted Stock to Induce Grant of Note
  Payable                                                125,000        1,250          (1,250)                -               -
Discounted Conversion Feature on Restricted Stock              -            -         109,380                 -               -
Issuance of Restricted Stock as Deposit in Lieu of Bond  118,070        1,181         489,439                 -               -
Issuance of Restricted Stock for Debt                    100,073        1,001         468,629                 -               -
Conversion of Series RR Preferred Stock to Common
 Stock                                                   130,788        1,308         213,969          (215,000)              -
Stock Options Exercised                                   67,476          674         118,448                 -               -
Exercise of Non-Qualified Options                         67,666          677            (677)                -               -
Issuance of Non-Qualified Options Pursuant to
 Consultant Agreements                                         -            -          41,154                 -               -
Preferred Stock Dividends                                                                                               (11,289)
Net Loss for the Year Ended December 31, 1999                  -            -               -                 -      (7,150,867)
                                                      -----------     --------     ------------      -----------    ------------
Balances - December 31, 1999                           3,768,945      $37,689     $59,236,502       $         -    $(56,737,043)
                                                      ===========     ========     ============      ===========    ============



       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the Years Ended December 31,
                                                                                  1999              1998             1997
                                                                                 ------            ------           ------

Cash Flows from Operating Activities:
  Net loss on common stock                                                   $(7,162,156)      $(26,442,056)     $(11,224,423)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Deferred income taxes                                                            -          4,170,000        (1,561,000)
      Depreciation and amortization                                              472,396            661,469           713,717
      Amortization of debt discount                                               16,124            169,053           118,220
      Amortization of beneficial conversion feature on convertible notes               -          4,205,886           612,864
      Amortization of beneficial conversion feature on preferred stock                 -          3,830,000         1,109,589
      Amortization of beneficial conversion feature on restricted common stock   109,380                  -                 -
      Interest expense on convertible debt converted to common stock                   -             63,621                 -
      Dividend on convertible preferred stock converted to common stock           11,289            188,774             8,517
      Compensation cost of consultant stock options                               41,154          1,898,550           456,340
      Write-down on investment in unconsolidated affiliates                      176,814                  -                 -
      Write-down of surplus inventory                                            582,517                  -           600,000
      Provision for loss on notes receivable                                           -          1,004,815         1,300,000
      Equity in net loss of unconsolidated affiliates                            105,757            194,243                 -
      Loss on disposal of assets                                                 285,194                  -                 -
      Decrease (Increase) In:
        Accounts receivable                                                   (1,975,580)         1,521,457         1,531,800
        Notes receivable                                                         367,198            125,599            49,399
        Costs and estimated earnings in excess of billings                     1,900,336         (1,444,513)        1,199,931
        Prepaid expenses and other current assets                                280,967            536,088           498,224
        Recoverable income taxes from sale of State loss carryforwards          (650,242)                 -                 -
      Increase (Decrease) In:
        Accounts payable and accrued expenses                                  2,596,753          1,660,001        (1,946,192)
        Billings in excess of costs and estimated earnings                       912,699            (86,604)              108
                                                                              -----------        -----------       -----------
          Net cash used in operating activities                               (1,929,400)        (7,743,617)       (6,532,906)
                                                                              -----------        -----------       -----------
Cash Flows from Investing Activities:
   Acquisition of property, plant and equipment                                   (2,444)          (517,757)         (305,533)
   Disposal of property and equipment                                            496,017                  -                 -
   Investment in affiliate                                                             -           (138,125)         (415,000)
   Investment in and advances from (to) unconsolidated affiliates              1,192,684            804,545        (3,453,309)
   Acquisition of other assets                                                         -            (99,179)         (567,500)
   Loans and advances (to) from officers                                         217,403            369,541          (160,865)
                                                                              -----------        -----------       -----------
          Net cash provided by (used in) investing activities                  1,903,660            419,025        (4,902,207)
                                                                              -----------        -----------       -----------

Cash Flows from Financing Activities:
  Proceeds from note payable from stockholder                                          -            265,122                 -
  Net proceeds from convertible note issuance                                          -                  -         2,780,000
  Net proceeds from convertible preferred stock issuances                              -          4,590,000         2,722,500
  Proceeds from equipment financing                                                    -            156,238                 -
  Proceeds from short-term financing                                             400,000                  -                 -
  Principal payments on short-term debt                                         (400,000)                 -                 -
  Principal payments on long-term debt                                          (268,345)          (534,101)         (676,819)
  Purchase and retirement of common stock                                              -                  -                 -
  Contribution from minority interest                                                  -                  -                 -
  Repurchase of minority interest                                                      -                  -          (258,621)
  Proceeds from exercise of stock options and warrants                           421,345          2,629,383         6,469,041
                                                                              -----------        -----------       -----------
          Net cash provided by financing activities                              153,000          7,106,642        11,036,101
                                                                              -----------        -----------       -----------

 Increase (Decrease) in Cash and Cash Equivalents                                127,260           (217,950)         (399,012)

Cash and Cash Equivalents, beginning of year                                     384,292            602,242         1,001,254
                                                                              -----------        -----------       -----------

Cash and Cash Equivalents, end of year                                       $   511,552        $   384,292      $    602,242
                                                                              ===========        ===========       ===========

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                                       For the Years Ended December 31,
                                                                                  1999               1998             1997
                                                                                 ------             ------           ------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                    $ 109,065         $  106,259        $  184,631
                                                                                 =========         ==========        ==========
    Income taxes                                                                $       -         $        -        $        -
                                                                                 =========         ==========        ==========
Supplemental Disclosure of Noncash Investing and Financing Activities:
  Property, plant and equipment financing                                       $   21,080        $        -        $  961,737
                                                                                 =========         ==========        ==========
  Cancellation of stock subscription receivable                                 $        -        $        -        $  775,862
                                                                                 =========         ==========        ==========
  Conversion of preferred stock to common stock                                 $  215,000        $7,585,000        $  300,000
                                                                                 =========         ==========        ==========
  Conversion of interest payable on convertible notes to common stock           $        -        $  144,840        $        -
                                                                                 =========         ==========        ==========
  Conversion of dividends payable from convertible preferred stock to
    common stock                                                                $        -        $  349,121        $    8,517
                                                                                 =========         ==========        ==========
  Beneficial conversion feature of debt discount on convertible notes           $        -        $        -        $4,818,750
                                                                                 =========         ==========        ==========
  Repayment of stockholders note payable through issuance of common stock       $  265,122        $        -        $        -
                                                                                 =========         ==========        ==========
  Beneficial conversion feature of issuance of restricted common stock          $  109,380        $        -        $        -
                                                                                 =========         ==========        ==========
  Issuance of restricted stock for deposits in lieu of bond                     $  490,620        $        -        $        -
                                                                                 =========         ==========        ==========
  Issuance of restricted common stock for debt                                  $  469,630        $        -        $        -
                                                                                 =========         ==========        ==========
  Payment of dividend payable on preferred stock through conversion
    to common stock                                                             $   16,933        $        -        $        -
                                                                                 =========         ==========        ==========
  Exercise of Non-Qualified Options                                             $      677        $        -        $        -
                                                                                 =========         ==========        ==========



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

On August 18, 1999 the Company entered into a non-binding merger agreement that provided for the formation of a holding company known as Fusion Networks Holdings, Inc. ("FNH") by the Company and the merger of Fusion Networks, Inc. ("Fusion") a Florida based privately held corporation. As a result both the Company and Fusion will become wholly owned subsidiaries of FNH. The stockholders of Fusion will receive one share of common stock of FNH for each share of Fusion's common stock held and the stockholders of the company will receive one share of FNH for each share of the Company's common stock held, resulting in the current stockholders of Fusion owning approximately 90% of FNH common stock.

The proposed reorganization was approved by the shareholders of the Company and Fusion in March 2000 and the reorganization is expected to be completed in April, 2000. As a result of the reorganization, the Company and Fusion Networks will become wholly-owned subsidiaries of FNH. Both the Company and Fusion plan to continue their historical operations for the foreseeable future.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The accompanying financial statements consolidate the accounts of the parent company and all of its wholly owned and majority owned subsidiaries. Investments in unconsolidated affiliated joint ventures in which the ownership of the venture is between 20% and 50% and for which the following conditions exist: (i) the investees in the ventures have an undivided interest in the venturers' assets; (ii) each investee is severally liable for the indebtedness of the venture; and (iii) each investor is only entitled to its pro rata share of income and is responsible to pay only its pro rata share of expenses, are accounted for under the equity method for balance sheet presentation and the proportionate consolidation method for revenues and expenses of the joint venture. Investments in affiliates representing less than 20% of the ownership of such companies are typically accounted for under the cost method.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation and Basis of Presentation (Continued)
-----------------------------------------------------

The Company has not consolidated its 80% owned entity in the Republic of Georgia of the former Soviet Union due to lack of control as provided under Statement of Financial Accounting Standards No. 94, "Consolidation of all Majority-Owned Subsidiaries" (SFAS 94) due primarily as a result of restrictions imposed by local law in this country on the Company's ability to provide direction and exert influence over local management. Because of these circumstances the Company was unable to obtain financial information on the operations of this entity and as a result they have not been consolidated within these financial statements and the Company has written off its investment of approximately $200,000.

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

Property, Plant and Equipment
-----------------------------

Property plant and equipment are recorded at cost. Depreciation has been calculated using the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The depreciation method and estimated useful lives of the assets are generally as follows:


                                           Estimated        Method of
                Asset                     Useful Life      Depreciation
               -------                   -------------    --------------
          Office equipment                 3 - 10          Straight-line
          Furniture and fixtures           3 - 10          Straight-line
          Leasehold  improvements          5 - 31.5        Straight-line
          Transportation equipment         3 - 5           Straight-line
          Job equipment                    7 - 10          Straight-line


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

Accounting for Stock-Based Compensation (Continued)
---------------------------------------

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

Impairment of Long-Lived Assets
-------------------------------

The Company accounts for impairment of long lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Comprehensive Income
--------------------

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translations adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no material impact on total stockholders' equity for any of the years presented in these consolidated financial statements.

Earnings (Loss) Per Share
-------------------------

As of December 31, 1997 the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (SFAS 128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, had an anti-dilutive effect on earnings per share and no effect on the weighted average number of common shares. All net loss per share amounts for all periods presented have been restated to conform to SFAS 128 requirements.

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Special Charges
---------------

During the fourth quarters of 1998 and 1997, the Company recorded significant charges of approximately $5,855,000 and $3,200,000, respectively, to operations, primarily related to write downs of inventory, notes receivable and other assets. In addition, the Company increased the valuation allowance for deferred tax assets based on management's assessment of future operations.

2.  MANAGEMENT'S PLANS, FINANCIAL RESULTS AND LIQUIDITY

The Company has suffered recurring losses from operations and at December 31, 1999, the Company had a working capital deficit of approximately $3.2 million and a cash balance of approximately $0.5 million. As a result of the loss incurred during 1999, operating activities used $1.9 million in cash. The Company was provided $1.9 million in cash from investing activities (i) disposal of property and equipment for $0.5 million, (ii) repayment of advances from unconsolidated affiliates of $1.2 million, and (iii) advances from officers of $0.2 million. Cash flows from financing activities totaled $0.2 million during 1999 and consisted principally of $0.4 million in proceeds received from the exercise of various warrants and options less $0.2 million used to reduce principal payments on long-term debt.

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

Operations were historically funded through a combination of operating cash flows, term notes and bank lines of credit. Since April of 1994, the Company has carried no bank debt and has funded operations principally through the sale of equity securities and securities convertible into equity securities. At December 31, 1999, the Company had no bank debt and no significant long term debt and was funding operations entirely through cash on hand and operating cash flow.

At December 31, 1999, the Company had a backlog of approximately $5 million of signed services contracts as compared to a backlog of approximately $8 million at December 31, 1998. The largest portion of projects in their backlog at December 31, 1999 was attributable to the Bound Brook Project which began in August 1999 and is scheduled to be completed May 2001. The backlog at December 31, 1999 does not include services expected to be rendered in connection with the Company's involvement in the revitalization of the EWN site in Germany which anticipated the privatization of the government owned site to a group which included the Company. Contract negotiations for the acquisition of the state-owned corporation continued during 1999 and into the first quarter of 2000 at which time the Germany Government indicated its intent to forego privatization of the EWN project and to move forward on the project under government control. The Company will now be required to submit proposals to perform services on each of the phases of the project which the Company would have otherwise performed under the contemplated privatization plan. In addition to existing contracts, the Company continues bidding on, or proposes to bid on, numerous projects in order to replace revenue from projects which will be completed during 2000 and to increase the total dollar volume of projects under contract. The Company anticipates that its efforts to bid on and secure new contracts will focus on projects which can be readily serviced from the regional offices as well as certain large international plant relocation projects and nuclear decommissioning projects which they intend to pursue. Their regional offices, particularly the Oak Ridge Tennessee office, are strategically located in areas having a high concentration of prospective governmental and private remediation sites. While bidding to perform services at such sites is expected to be highly competitive, the Company believes that their existing presence on adjacent projects combined with their proven expertise and resources will allow them to successfully bid on and perform substantial additional projects based out of their regional offices.

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

In an effort to deal with these concerns, the Company is continuing to evaluate the sale or other liquidation of various long-term assets which it believes can provide adequate funding to support future operations including properties in Poland and El Salvador, and the potential compromise of various claims for additional compensation. The Company believes that its working capital, combined with the expected receipt of funds from exercise of stock options and warrants estimated at $1.5 million is sufficient to meet its anticipated needs, other than project financing requirements discussed above, for at least the following twelve months, including the performance of all existing contracts of the Company. However, as there is no assurance as to the timing or amount of the receipt of funds from change orders, litigation or other sources, the Company may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs. While the Company is conducting ongoing discussions with various potential lenders with a view to establishing available credit facilities, the Company presently has no commitments from any bank or other lender to provide financing if such financing becomes necessary to support operations. Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants and options, the Company presently has no sources of financing or commitments to provide financing. However, management believes that the Company will be able to finance its anticipated needs for 2000.

In light of the Company's continued losses sustained during 1999 and the continued uncertainty affecting operations at the end of 1999, management evaluated various options outside its traditional businesses to return the Company to profitability and to increase shareholder value. Pursuant to those efforts, on August 18, 1999, the Company entered into a Plan of Reorganization and Merger and an Agreement and Plan of Merger with Fusion. Pursuant to the terms of the Plan of Reorganization, the Company agreed to form a new holding company. The Company agreed to merge with a wholly-owned subsidiary of FNH with the shareholders of the Company receiving one share of common stock of FNH for each share of common stock of the Company held immediately prior to the reorganization. Fusion agreed to merge into another wholly-owned subsidiary of FNH with the shareholders of Fusion receiving one share of common stock of FNH for each share of common stock of Fusion held immediately prior to the reorganization. Following the reorganization, the shareholders of the Company were expected to own approximately 10% of the common stock of FNH with the shareholders of Fusion owing approximately 90% of the common stock of the FNH.

Fusion is a newly formed company, based in Miami, Florida, which is in the process of building a portal-type web with an initial emphasis on Latin America and the Hispanic market in the United States. Fusion launched its initial site, on a pilot basis, in Bogota, Columbia, in October, 1999 followed by a formal launch of the site in Bogota and in Miami with additional site launches planned in Latin America, the United States, Spain and Portugal during 2000.

The proposed reorganization was approved by the shareholders of the Company and Fusion in March 2000 and the reorganization is expected to be completed in April 2000. As a result of the reorganization, the Company and Fusion will become wholly-owned subsidiaries of FNH. The Company and Fusion both plan to continue their historical operations for the foreseeable future.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



2.  MANAGEMENT'S PLANS, FINANCIAL RESULTS AND LIQUIDITY (Continued)

The Company believes that its working capital, combined with the expected receipt of funds from the exercise of warrants and options and resolution of certain change orders and litigation, is sufficient to meet our anticipated needs, other than project financing requirements discussed above for at least the following twelve months, including the performance of all existing contracts.

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

Pursuant to such license agreement, the Company agreed to fund the operation and expenses associated with the marketing plan and allocate revenues from such agreement for (1) repayment of Life's cost in connection with manufacturing and
(2) any actual expenses of both the Company and Life regarding the sale and marketing of this technology. The balance (the "Net Revenues") shall be shared between the Company and Life, 20% and 80% respectively, with a minimum net revenue payment of $400,000 due to Life. This agreement, as amended November 1, 1996, provides that Life is to be paid this minimum net revenue relating to and for the period of amendment to October 1, 1998. Subsequent to such time, the Company and Life agree to negotiate in good faith as to future minimum revenues and agreement terms. For the years ended December 31, 1999, 1998 and 1997, no revenues have been recognized by the investee, nor have any payments under this license agreement been made by the Company.

Global Waste and Energy
-----------------------

On July 19, 1996 the Company, through a newly formed 90% owned subsidiary, Global Waste & Energy, Inc. ("Global Delaware"), a Delaware corporation, entered into an agreement with Enviropower Industries Inc. (formerly Continental Waste Conversion, Inc.) ("CWC"). Pursuant to this agreement, Global Delaware acquired, in exchange for a 10% interest in Global Delaware and a loan through a wholly owned subsidiary of Global Delaware of $160,000 (Canadian) or approximately $116,550 (U.S.), the exclusive worldwide rights (excluding Canada) to CWC's proprietary Kocee Gas Generator waste treatment technology that converts municipal solid waste, including tires and plastics, into electrical energy. In addition, the Company committed to loan up to $1,350,000 over a four month period to Global Delaware to carry on this newly acquired waste-to-energy business.

At closing the Company made an initial loan of $600,000 to Global Delaware repayable upon demand with interest at 9.25%. As of December 31, 1999 and 1998 the Company had loans and advances totaling $3,428,000 and $3,341,000, respectively, to Global Delaware. The consolidated financial statements include results of operations of Global Delaware and its subsidiaries from July 19, 1996, and therefore all intercompany loans and transactions have been eliminated within the consolidated financial statements of the Company.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




3.  ACQUISITIONS AND INVESTMENTS IN AFFILIATES (Continued)

Global Waste and Energy (Continued)
-----------------------

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

Construction Joint Ventures
---------------------------

During 1996 and 1997, the Company entered into joint venture agreements for the purposes of completing construction related projects, totaling as completed approximately $18,717,000 through December 31, 1999, specifically for work to be performed on the Eastside Reservoir Project for the Water District of Southern California and building decommissioning and equipment removal at IBM Microelectronics Hudson Valley Research Park, East Fishkill, N.Y.

These joint ventures, in which the Company holds equity interests of 49% and 50%, respectively, are accounted for using the equity method of accounting for balance sheet presentation and are presented in the balance sheet classification "Investments in and Advances to Unconsolidated Affiliates". The Company has included their proportionate share of revenues and expenses related to these joint ventures within its statement of operations for the years ended December 31, 1999, 1998 and 1997. Included in contract income and direct job costs for each of the years ended are approximately $650,000 and $799,000, $5,118,000 and $6,433,000, and $3,304,000 and $3,040,000, respectively.

Seven Star International Holdings, Inc.
---------------------------------------

In January of 1998, the Company made a $300,000 payment representing its one half share of the capital of Seven Star. Seven Star is a joint venture between the Company and Jin Xin and is incorporated in the British Virgin Islands. Seven Star has entered into a license agreement with Life for the right to process, produce, promote and sell Life products in the Peoples Republic of China
(including Hong Kong), Taiwan, Indonesia and Singapore, and elsewhere in southeast Asia. The license agreement requires a minimum royalty fee of $400,000 for the first year which was paid upon execution of the license agreement. The Company recognized its one half share of losses equaling its investment under the equity method of accounting for this investment (See Note 1) of $105,757 and $194,243 for 1999 and 1998, at which point it converted to the cost method.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                           December 31,
                                                     1999               1998

        Trade accounts receivable                $5,048,531          $3,072,951
        Allowance for doubtful accounts            (500,000)           (500,000)
                                                   ----------          ---------
                                                 $4,548,531          $2,572,951
                                                   ==========          =========
5.  NOTES RECEIVABLE

On September 29, 1995, the Company entered into two agreements for the sale of equipment inventory with Universal Process Equipment, Inc. and their affiliate, Bethlehem Corporation (collectively "UPE"), a non-public company with principal operations in North America, and one of the world's largest marketers of new and processed equipment. Pursuant to the terms of such agreements, the Company sold substantially all of its glass lined equipment and process equipment for an aggregate minimum consideration of $4 million. The purchase price of such equipment was payable from one third of the net sales proceeds of such equipment received by UPE. The unpaid portion of the purchase price of such equipment was to bear interest at the average LIBOR base rate over the previous twelve month period and any amounts not previously paid under the agreement was to be payable in full on September 29, 2000. In March of 1999, the Company agreed to accept $300,000 in full settlement of the note receivable from UPE resulting in a write down of $2,834,815 against the prior allowance of $2,834,815. The settlement called for an initial installment payment of $150,000 at closing with the balance payable in monthly installments over the following eight months which were all received as of December 31, 1999.

On June 7, 1996, the Company loaned $250,000 to Solucorp Industries, Ltd. ("Solucorp"), an environmental company with which the Company had entered into a September 7, 1995 Joint Marketing and Operation Agreement relating to the cross marketing of Solucorp's soil remediation process and the Company's products and services. The note executed June 7, 1996 (and further amended October 4, 1996), is secured by shares of Solucorp's common stock. The terms of the note as amended required the repayment of principal with interest at 10.25% per annum in eleven consecutive monthly payments of $22,448 commencing November 1, 1996, with an initial payment of $23,202 due upon the signing of the amended agreement. During November 1998, the Company liquidated the collateral and applied the proceeds of $41,607 against the note. The Company did not receive any payments during 1999.

Notes receivable consists of the following:


                                                       1999              1998
                                                      ------            ------
        Note receivable                              $ 167,198     $  3,302,013
        Allowance for doubtful accounts               (167,198)      (2,934,815)
                                                      ---------      ----------
                                                     $       -     $    367,198
                                                      =========      ==========

During the years ended December 31, 1999, 1998 and 1997 the Company provided $67,198, $1,104,815 and $1,200,000, respectively, as bad debt against the outstanding loans.

Because of the unsatisfactory performance of these notes, the Company recognized no interest income on them during 1999 and 1998. Total interest income earned from these notes for the years ended December 31, 1999, 1998 and 1997 was $0, $0, and $184,394, respectively.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



6.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to the billing status of uncompleted contracts is as follows:


                                                             December 31,

                                                         1999           1998
                                                        ------         -------

        Costs incurred on uncompleted contracts      $2,087,471     $14,617,961
        Estimated earnings (loss)                       878,683        (389,867)
                                                     -----------    ------------
                                                      2,966,154      14,228,094

        Less:  Billings to date                       3,878,853      12,327,758
                                                     -----------    ------------
                                                     $ (912,699)    $ 1,900,336
                                                     ===========    ============

Included in the accompanying balance sheets under the following captions:



                                                            December 31,

                                                         1999           1998
                                                        ------         ------

   Costs and estimated earnings in excess of billings $       -     $  1,900,336

   Billings in excess of costs and estimated earnings  (912,699)               -
                                                      ----------     -----------

                                                      $(912,699)    $  1,900,336
                                                      ==========     ===========

7.  INVENTORY

Inventory consists of the following:


                                                            December 31,

                                                        1999            1998
                                                       ------          ------

        Purchased equipment ready for sale, at cost  $1,482,517     $ 1,482,517

        Allowance for write downs                    (1,482,517)       (900,000)
                                                    ------------     -----------

                                                     $        -     $   582,517
                                                    ============     ===========

During the years ended December 31, 1999, 1998 and 1997 the Company provided write-downs against the Company's inventory of surplus power generating equipment of $582,517, $ 0 and $600,000, respectively, which has been classified as a component of cost of goods sold. Management believes the write-downs were necessary due to the lack of sales activity and delays in the utilization of this equipment within projects currently being negotiated by the Company.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                                         December 31,

                                                  1999                 1998
                                                 -------              -------

        Land                                $   475,023           $   475,023
        Office equipment                        420,728               418,784
        Furniture and fixtures                  396,261               437,803
        Leasehold improvements                1,018,885             1,018,885
        Transportation equipment                792,208               823,866
        Job equipment                         3,561,131             4,898,064
        Land Improvements                       131,968               131,968
                                             -----------          ------------
                                              6,796,204             8,204,393
        Less:  Accumulated depreciation and
               amortization                   4,892,883             5,070,989
                                             -----------          ------------
                                             $1,903,321            $3,133,404
                                             ===========          ============

Depreciation and amortization expense is reflected in direct job costs and in operating expenses including general and administrative expenses. Depreciation and amortization expense for the years ended December 31, 1999, 1998, and 1997 was $472,396, $661,469 and $713,717, respectively.

For the years ended  December 31, 1999,  1998 and 1997,  $137,779,  $156,608 and
$148,526, respectively, of total depreciation and amortization expense was reflected in direct job costs.

9.  LONG-TERM DEBT

7% Convertible Notes, Due September 1997
----------------------------------------

During the quarter ended September 30, 1995, the Company completed a $5,000,000 private placement offering of 7% convertible notes pursuant to Regulation S under the Securities Act of 1933, as amended. The notes were due September 15, 1997. The holders of the notes were entitled, at their option, to convert on or after November 15, 1995 one third of the original principal amount of the notes into shares of common stock of the Company at a conversion price for each share equal to the lessor of the closing bid price of the common stock on September 15, 1995 ($50.00) or 82% of the market price of the common stock at the date of conversion. The remaining two thirds of the principal amount of notes could be converted on the same terms, one third after December 15, 1995 and one third after January 15, 1996, respectively. In the event the notes were converted within one year of their issuance, no interest was payable on the converted portion of such shares. As of December 31, 1997, all the notes had been converted into 159,727 shares of the Company's common stock.

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



9.  LONG-TERM DEBT (Continued)

7% Convertible Notes, Due September 1997 (Continued)
----------------------------------------

In connection with the issuance of the convertible notes, the Company paid total offering costs of approximately $815,000. Such costs were capitalized as deferred issuance costs and were amortized over the term of the notes. To the extent the notes were converted, all or an allocable portion of such costs were charged against paid in capital net of tax effect. As of December 31, 1996, $201,775 was amortized and $613,225 of unamortized deferred issuance costs and $103,668 in accrued interest (net of the tax effect of $69,117) was charged (credited) to paid in capital in connection with the conversion of the $5,000,000 of convertible notes.

7% Convertible Notes, Due January 1999
--------------------------------------

On August 13, 1997, the Company completed a private placement of $3,025,000 of 7% Convertible Notes (the "Convertible Notes") and 267,500 three year Warrants (the "Three Year Warrants").

The Convertible Notes are convertible into common stock at the lesser of (i) $27.50 per share or (ii) 75% of the average closing bid price of the common stock during the five trading days prior to conversion. The Three Year Warrants are exercisable for a three year period at the lesser of $30.00 per share or the lowest conversion price of the Convertible Notes. Conversion of the Convertible Notes and exercise of the Three Year Warrants was subject to the issuance of a maximum of 199,713 shares of common stock on conversion unless the shareholders of the Company approved issuance beyond that level upon conversion. Shareholder approval of issuance beyond 199,713 shares was received on November 4, 1997. Further, the Company had the right, upon notice to the holders, to redeem any Convertible Notes submitted for conversion at a price of $27.50 or less at 125% of the principal amount of such Convertible Notes. The Convertible Notes pay interest at 7% payable quarterly and on conversion or at redemption in cash or common stock, at the Company's option. In the event that a registration statement covering the shares underlying the Convertible Notes has not been declared effective within 90 days or 180 days after the issuance of the Convertible Notes, the interest rate on the Convertible Notes was to be increased to 18% and 24%, respectively, from those dates until such registration statement became effective. As a registration was not declared effective within the 90 days required under the terms of the agreement, the company incurred $46,215 in additional interest. On January 8, 1998 the registration was declared effective and during the first quarter of 1998 all outstanding notes were converted.

The difference between the market price of the Company's common stock, the discounted beneficial conversion feature and the fair market value of the granted warrants totaled $4,818,750 and is being accounted for as additional interest reflected in debt discount and paid-in-capital. The debt discount has been calculated as the fixed discount from the market at the date of sale based upon the common stock's trading price of $40.00 per share on August 13, 1997. This interest is being amortized over the three year life of the debt. During 1998 and 1997, $4,205,886 and $612,864 has been amortized and recorded as interest expense.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
9.  LONG-TERM DEBT (continued)

Long-term debt consists of the following:

                                                                                                         December 31,

                                                                                                    1999             1998
                                                                                                   ------           ------

Note Payable:
  Demand note payable in connection with locking in an amended warrant
   exercise price, convertible into common stock                                                  $     -          $265,122

Notes Payable:

  Note, payable in monthly installments of $450 including interest at approximately
   9.9% per annum through December 2004, secured by auto                                           21,080                -

  Note, payable in monthly installments of $1,476 including interest at approximately
    8.25% per annum through September 2000, secured by equipment                                   14,485           28,971

  Note, payable in monthly installments of $1,082 including interest at approximately
    24% per annum through April, 2001, secured by equipment.  During 1999 the loan
    was assumed by a third party in exchange for the equipment.                                         -           22,673

  Note, payable in monthly installments of $793 including interest at approximately
   10.2% per annum through February 2000, secured by equipment.  During April 1999, the loan was paid off from proceeds received from the liquidation of the equipment
    totaling approximately $9,000.                                                                      -            9,409

Capital Lease Obligations:
  Capital lease, payable in monthly installments of $3,569 including interest at
    approximately 12.0% per annum through March 2001, secured by equipment.                             -           76,350
    As discussed in the following paragraph the balance due on this capital lease obligation has been reclassified as a current obligation within accounts payable and accrued expense.

  Capital lease, payable in monthly installments of $32,959 including interest at
    approximately 11.8% per annum through March 1999, secured by equipment.                             -          127,285
    As discussed in the following paragraph the balance due on this capital lease obligation has been reclassified as a current obligation within accounts payable and accrued expense.

  Capital lease, payable in monthly installments of $6,138 including interest at
   approximately 10.8% per annum through August 1999, secured by equipment.                             -           53,369
   As discussed in the following paragraph the balance due on this capital lease obligation has been reclassified as a current obligation within accounts payable and accrued expense.

  Capital lease, payable in monthly installments of $6,866 including interest at
   approximately 12.6% per annum through March 2000, secured by equipment                               -          104,159
   As discussed in the following paragraph the balance due on this capital lease obligation has been reclassified as a current obligation within accounts payable
   and accrued expense.                                                                         ---------        ---------
                                                                                                   35,565          687,338
Less:  Current portion                                                                             18,701          622,794
                                                                                                ---------        ---------
                                                                                                  $16,864        $  64,544
                                                                                                =========        =========

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



9.  LONG-TERM DEBT (Continued)

During 1999, the Company sold collateral securing the capital lease obligations reflected in the table above. Approximately $200,000 of proceeds from the sale of this equipment was used to pay down the capital lease obligations. However, since the Company liquidated a substantial portion of the collateral and is currently delinquent on the balance due on these lease obligations, the Company has reclassified the remaining balance of approximately $178,000 (including interest of approximately $39,000 accrued through December 31, 1999) as a current liability within accounts payable and accrued expenses.

At December 31, 1999, maturities of long-term debt (including capital lease obligations) are as follows:

                           2000                                       18,701
                           2001                                        2,935
                           2002                                        4,193
                           2003                                        4,631
                           2004                                        5,105
                                                                    --------
                                                                    $ 35,565
                                                                    ========

10.  PROVISION (CREDIT) FOR INCOME TAXES

Provision (Credit) for income taxes is as follows:

                                              Years Ended December 31,
                                      1999            1998               1997
                                     ------          ------             ------
              Deferred:
                Federal        $          -     $  3,870,000        $(1,906,000)

                State            (1,200,000)         300,000            230,000

                Foreign                   -                -            115,000
                                ------------      -----------       ------------
                                 (1,200,000)       4,170,000         (1,561,000)
                                ------------      -----------       ------------
                               $ (1,200,000)    $  4,170,000        $(1,561,000)
                                ============      ===========       ============

There was no current portion of the provision (credit) for income taxes in 1999, 1998 or 1997.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.  PROVISION (CREDIT) FOR INCOME TAXES (Continued)

A reconciliation between income tax expense (benefit) shown in the statement of operations and expected income tax expense (benefit) using statutory federal income tax rates applicable to the Company is as follows:


                                                           Years Ended December 31,
                                                       1999        1998             1997
                                                      Amount      Amount            Amount
                                                     --------    --------          --------

         Taxes at Statutory rate                  $(2,839,000)  $(6,206,000)   $(3,910,000)

         State taxes net of federal tax effect       (635,000)     (607,000)      (480,500)

         Foreign tax loss carryforward                218,000       415,000        390,500

         Non-deductible items                          95,000     1,430,000        (40,300)

         Increase in valuation allowance            1,961,000     9,138,000      2,479,300
                                                   -----------   -----------   ------------
                                                  $(1,200,000)  $ 4,170,000   $ (1,561,000)
                                                   ===========   ===========   ============


Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The components of these deferred income tax assets are as follows:


                                                                          December 31,
                                                             1999            1998                1997
                                                            ------          ------              ------

         Deferred Tax Assets:

           Current:
             Accounts and notes receivable allowances  $   1,393,000    $   1,369,000      $  1,028,800
             Inventory allowance                             609,000          378,000           401,000

             Consultant expense                              875,000          860,000           110,100

             Net operating loss carryforwards             14,835,000       13,184,000         9,135,400

             Less: Valuation allowance                   (17,492,000)     (15,531,000)       (6,357,000)
                                                         ------------     ------------       -----------
                                                             220,000          260,000         4,318,300
           Non-current:
         Fixed assets                                       (220,000)        (260,000)         (148,300)
                                                         ------------     ------------       -----------
         Total deferred tax assets                     $           -   $            -      $  4,170,000
                                                         ============     ============       ===========

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



10.  PROVISION (CREDIT) FOR INCOME TAXES (Continued)

At December 31, 1999 the Company had net operating loss carryforwards for federal income tax purposes of approximately $36,500,000 which expires as follows:

                    Year Ending
                    December 31,

                       2010                                $  2,300,000
                       2011                                   9,100,000
                       2012                                   8,600,000
                       2013                                  10,600,000
                       2014                                   5,900,000
                                                            -----------
                                                           $ 36,500,000
                                                            ===========

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and the net operating losses can be carried forward. In determining such projected future taxable income, management has considered the Company's historical results of operations, the current economic environment within the Company's core industries and future business activities in which the Company has positioned itself. At December 31, 1999 and 1998, in view of the Company's substantial losses over the past several years and uncertainties regarding future operations, the Company's valuation allowance is equal to their deferred tax assets, net of deferred tax liabilities. The increase in the valuation allowance during 1998 resulted in a tax provision of $4,170,000.

In November 1999, the Company received approval from State of New Jersey Technology Tax Certificate Transfer Program (TTCTP) of their application for the sale of New Jersey Corporate Net Operating Losses relating to the years ended December 31, 1995 and 1996. Due to the sale of these net operating losses, the Company recorded a tax benefit of $1,200,000 reflected in the statement of operations. In December, 1999 the Company received approximately $550,000 against this tax benefit with the balance of $650,000 to be received in the year 2000.


11. COMMITMENTS AND CONTINGENCIES

Employment Contracts and Agreements
-----------------------------------

On February 18, 1998 the February 1, 1996 employment agreements between the Company and Joel A. Freedman and Frank A. Falco were amended. Pursuant to such amended agreements, effective September 1, 1997, Mr. Freedman and Mr. Falco each receive (i) a base salary of $480,000 per year plus 2% of net operating profits;
(ii) bonuses as determined by the Board of Directors; (iii) participation in any employee benefit plans and fringe benefit arrangements generally available to the Company's employees; and (iv) an entertainment expense allowance of $45,000 per year. For purposes of computing the salary of Messrs. Freedman and Falco, operating profits are defined as net income from operations before deduction of interest expense, income taxes, depreciation and amortization and other non-cash charges to income. Pursuant to the February 18, 1998 amendment to their employment agreements, Messrs. Freedman and Falco were each granted 225,000 stock options exercisable at $6.75 per share, as amended, and expiring February 17, 2003. The Company obtained a fairness opinion and valuation report from independent sources that estimated the fair market value for each of these options to be $7,017,750 at the date of grant using the Black-Scholes value option pricing model. Exercise of the options is not permitted until the closing bid price of the Company's common stock equals or exceeds 120% of the applicable option price in existence prior to December 11, 1998.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



11. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts and Agreements (Continued)
-----------------------------------

For the years ended December 31, 1999, 1998 and 1997 the compensation expense for the two officers, including board approved bonuses, was $480,000, $480,000 and $480,000 each, respectively.

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

On July 19, 1996, Global Alberta entered into employment agreements with the two principal officers of Global Alberta for terms through June 30, 1999. Pursuant to such agreement, the two officers each are to receive an annual salary of $240,000 (Canadian) through the term of the agreement. These agreements were not renewed, but one of the officers has continued in the employment of the Company.

On February 11, 1996, the Company entered into agreements with its executive employees pursuant to which such employees have agreed to maintain the confidentiality of certain information and have agreed to not compete with the Company within 250 miles of the Company's principal places of business for a period of three years following the termination of such persons' employment with the Company. Additionally, the Company has entered into agreements with each of its executive officers, other than Messrs. Freedman and Falco, which provide that such officers shall be entitled to (i) a lump sum payment equal to 2.99 times his average annual gross income from the company for the three tax-year period ending before the date of such termination; (ii) a lump sum payment equal to three times the value of all "in-the-money" stock options held by such persons at the date of termination; and (iii) continued participation in all employee benefit plans or programs for a period of three years, provided that the employee may, at his election, receive a lump sum cash payment equal to the value of such benefits in lieu of continued participation in such benefit plans.

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

In addition to the foregoing employment and change of control arrangements, the Company's 1993 and 1995 and 1998 Stock Option Plans provide that all outstanding options shall become fully vested and exercisable in the event of a change in control.

On March 28, 2000 a merger was approved by the stockholders of the Company with FNH (See Note 17). This merger had been previously approved by a vote of the Board of directors and therefore was not deemed to be a "change of control" as defined in the employment agreements. Also, pursuant to the merger agreement with FNH, FNH and Fusion are guaranteeing up to $50,000 of the salary payable under the employment agreements of Messrs. Freedman and Falco, for a period of three years from the date of the merger.

Operating Leases
----------------

The Company currently leases its office and warehouse facilities from L&G Associates ("L&G"), a related partnership owned by principal officers of the Company, as further discussed in Note 13, Related Parties. The Company has also entered into leases for other facilities outside of New Jersey under operating lease agreements with terms ranging from two to five years.

A schedule of the future minimum payments under operating leases is as follows:


         Year Ending December 31,        Related Party         Other Operating

                 2000                     $   316,164              $177,018

                 2001                         316,164               123,237

                 2002                         316,164                     -

                 2003                         316,164                     -

                 2004                         316,164                     -

                 Thereafter                 1,896,984                     -
                                           ----------             ----------
                                           $3,477,804              $300,255
                                           ==========             ==========

As further discussed in Note 13, the Company incurred renovation and construction costs at their New Jersey facility which premises are leased from a related party. The cost of these improvements, totaling approximately $448,000, by agreement entered into in 1994 and amended May 16, 1996, are being charged over fifteen (15) years, through May 31, 2011, in lieu of lease payments. The cost allocation is reflected as amortization at a rate equal to the lease terms.

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

On August 15, 1996, the U.S. Department of Labor, Occupational Safety and Health Administration ("OSHA") issued wilfull citations and notification of penalty in the amount of $147,000 on the Company in connection with the accidental death of an employee of one of the Company's subcontractors on the United Illuminating Steel Point Project job site in Bridgeport, Connecticut. A complaint was filed against the Company by the Secretary of Labor, United States Department of Labor on September 30, 1996. A hearing was conducted in the matter in April 1997. In June 1998, the Company received a copy of the written decision filed by OSHA's Review Commission. The Commission vacated the first alleged wilfull citation, but affirmed each of the second and third wilfull citations, imposing a penalty in the amount of $70,000 for each citation. The Company strongly objected to the Commission's finding on the basis that it cannot be sustained as matters of fact or law and filed a timely Notice of Appeal with the OSHA Review Commission for Discretionary Review, which body has accepted jurisdiction of the matter on administrative appeal. The Company is contesting the Citations and Notification of Penalty.

Also in connection with this accidental death, the employee's estate filed a complaint for wrongful death against the subcontractor and the Company on February 11, 1997. The estate seeks damages in the amount of $45 million. The Company is being defended by the subcontractor's insurance carrier pursuant to the subcontractor's obligation to defend and indemnify the Company with respect to the actions of its (subcontractor's) employees and agents. The Company will be fully indemnified for any liability, if any, for any potential judgement or settlement in this matter by the subcontractor's carrier and, if necessary by its own general liability insurance carrier and, therefore, the action is not expected to have any material effect on the Company's consolidated financial statements.

In November of 1996, a shareholder filed a class action lawsuit against the Company and certain directors and officers of the Company. The suit, filed in the Superior Court of New Jersey, Middlesex County, as subsequently amended in June 1997, alleged that the Company disseminated false and misleading financial information to the investing public between March 8, 1996 and November 18, 1996 and sought damages in an unspecified amount to compensate investors who purchased the Company's securities between the indicated dates, as well as the disgorgement of profits allegedly received by some of the individual defendants from sales of common stock during that period. A written settlement agreement was executed by plaintiff's counsel on behalf of the class and was approved by the court. The matter was settled and finally resolved with the payment of $1,125,000 to the class. The entire settlement sum was paid by the Company's director's and officer's ("D&O") insurance policy carrier pursuant to the obligations owed by the carrier under the Company's existing D&O policy. The settlement covered the class period March 8, 1996 to June 5, 1997. The settlement, as expressly reflected in the settlement documents, has been made as a business accommodation only, and neither the Company, nor any director, officer or employee of the Company has admitted or will admit any wrong doing of any kind. With the closing of the settlement, the action was dismissed with prejudice and the Company and each of the individuals who have been named as defendants were released from any and all claims for the entire class period.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)
----------

On April 1, 1997, Enviropower Industries Inc., formerly Continental Waste Conversion Inc. ("Enviropower"), commenced an action in court in Calgary, Alberta against IDM Environmental Corp. and it's subsidiaries, Global Waste & Energy Inc., formerly Continental Waste Conversion International, Inc., a Delaware Corporation ("Global Delaware"), Global Waste and Energy, Inc., formerly Continental Waste Conversion International Inc., an Alberta Corporation ("Global Alberta") together with two former officers and directors of Enviropower who were then subsequently employed by Global Alberta. The action arose from the agreements entered into between Enviropower and IDM on or about July 19, 1996 (the "Agreements"), which provided, among other things, for the grant to Global Alberta of Enviropower's right, title and interest in certain worldwide marketing and sales agreements and to an exclusive, irrevocable license granted to Global Delaware to market and use certain technology outside Canada in connection with the environmentally safe conversion of certain domestic industrial and agricultural solid waste into energy (the "Technology"). Enviropower sought to set aside the Agreements on the alleged basis that its shareholders did not approve the transaction. In addition, Enviropower claimed damages for loss of its right to market and use the Technology outside of Canada resulting in an alleged estimated loss of $30 million. Enviropower also sought indemnification for liabilities allegedly incurred by Global Alberta in the name of Enviropower in the amount of $363,000, a declaration that all profits, interest and benefits arising from the Agreements be paid to Enviropower, punitive damages of $1 million, costs and interest plus such further and other relief as is more particularly set out in the Statement of Claim. In June of 1997, the Company filed a separate cause of action against Enviropower seeking injunctive relief against Enviropower, seeking to enforce the agreements with Enviropower and to collect amounts owed to the Company by Enviropower. On September 19, 1997, the Company was awarded an interim injunction against Enviropower recognizing it's exclusive rights to the licensed technology throughout the pendency of the action and until further order of the court. Enviropower has since filed for protection under Canadian bankruptcy laws, staying all proceedings between the Company and Enviropower. On or about January 13, 1999 the Company entered into a comprehensive settlement of the matter with the bankruptcy Trustee. Among other things, the settlement provided for the entry of a Permanent Injunction in favor of the Company which, in essence, recognizes the Company's exclusive rights to the Technology and the validity of the Agreements that were at issue in the litigation.

In July of 1998, Kasterka Vrtriebs GmbH ("Kasterka") filed a cause of action suit against the Company, it's subsidiary, Global Waste & Energy and certain affiliates and officers in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The plaintiff alleges that the Company and it's affiliates breached a marketing agreement that had been entered into between Kasterka and Enviropower. Kasterka also alleges that the defendants failed to supply the required plans and specifications relating to the gasification technology originally developed by Enviropower and that, as a result, Kasterka was unable to manufacture and market gasification units in the territories designated in the marketing agreement. Kasterka asserts a variety of claims for damages in the aggregate amount of approximately $42 million. The Company believes the suit is without merit and intends to vigorously contest the cause of action.

In September of 1998, Balerna Concrete Corporation ("Balerna") filed a cause of action against the Company in the United States District Court of Massachusetts. The plaintiff alleges that the Company, and others, engaged in a pattern of illegal conduct to divert funds from Balerna through the operation of a concrete finishing business. Balerna has asserted various claims under RICO, common law fraud, conversion, breach of contract and other basis seeking damages in an amount expected to exceed $450,000. The case was dismissed in February, 2000, however, Balerna has filed an appeal of the decision.

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

12.  RETIREMENT SAVINGS PLAN

In July of 1992, the Company amended an existing profit sharing plan to convert such plan to a retirement savings plan (the "401(k) Plan") under section 401(k) of the Internal Revenue Code. The 401(k) Plan generally covers all employees of the Company who have completed two years of service with the Company. Employees may elect to defer, in the form of contributions to the 401(k) Plan, up to 15% of their annual compensation, subject to the federal maximum limit. The Company may, at its own discretion, contribute to the plan. The Company did not contribute to the 401(k) Plan during the years ended December 31, 1999, 1998 and 1997.

13.  RELATED PARTIES

Officer Loans and Advances
--------------------------

From time to time the Company has made loans and advances to two of its directors and officers of the Company.

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


13.  RELATED PARTIES (Continued)

Officer Loans and Advances (Continued)
--------------------------

During 1999 the Company borrowed funds from various parties, including officers, and have issued stock in payment of certain trade payables. At December 31, 1999 the Company owed a total of $217,000 primarily to two principal officers for funds advanced. There are no definitive repayment terms on such amounts. In June 1999, the Company borrowed $400,000 from existing stockholders. That loan was repayable in August 1999 with interest at 6.5%. As inducement for making that loan, the Company issued 125,000 shares of common stock to the lenders. The loan has been repaid at December 31, 1999.

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

In 1994, the Company and L&G Associates ("L&G") entered into an agreement regarding the construction and/or renovation of expanded facilities on the premises presently leased by the Company from L&G and the renovation and leasing of an adjoining property. The expanded facilities were needed to support current operations and anticipated future growth. The Board of Directors formed the Building Committee to review the terms and fairness of such proposed expansion. In November of 1994, the parties agreed in principal with respect to the terms of the proposed expansion and the Building Committee determined that such expansion met the Company's needs and was on terms which were fair to the Company. Based on such agreement and determination, the Company in November of 1994 commenced renovation and construction on such sites of which one facility, office space (7,600 square feet), was completed during the third quarter of 1995, and the second facility, warehouse space (5,700 square feet), was completed during the third quarter of 1996. Renovation of such office space by the company at an approximate cost of $303,000 constitutes payment in full of rent for the initial term of the lease of such office space. The Company shall also be responsible for all taxes, utilities, insurance and other costs of occupying the office space during the initial term. Construction of such warehouse space by the Company at an estimated cost of $145,000 constitutes payment in full of rent for the initial term of the lease of such warehouse space. The Company shall also be responsible for all taxes, utilities, insurance and other costs of occupying the warehouse space during the initial term. The total cost of the renovations was to be amortized over the initial terms of the lease. On May 16, 1996 the leases were amended and extended 15 years to May 31, 2011. The amortization associated to the cost of the renovation was extended through the terms of the modified lease. Amortization expense related to these costs for each of the years ended December 31, 1999, 1998 and 1997 was $93,320. For the years ended December 31, 1999, 1998 and 1997 the Company recorded rent expense associated with this lease of $315,130, 308,948 and $302,412, respectively. Future minimum rental obligations are reflected in Note 11, Commitments and Contingencies. As of December 31, 1999, the Company had a balance due L&G of approximately $104,000.

14.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

The Company earned more than 10% of its revenue from each of three customers in 1999, each of four customers in 1998 and two customers in 1997. For the years ended December 31, 1999, 1998 and 1997 total revenues derived from these customers were approximately $10,784,000, $13,560,000 and $8,443,000, respectively.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


14.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK (Continued)

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables, notes receivable and investments in affiliates. Management believes that the risk associated with each of these assets has been adequately provided for in the allowance for doubtful accounts and write downs of investments to fair value.

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


                                             Lower of x or y
                                       x                          y
     Calendar Days               Closing Date              Conversion Date
     After Closing               Average Times              Average Times
        91 - 120                     120%                        82%
       121 - 150                     110%                        79%
       151 - 180                     100%                        76%
         - 180                       100%                        73%

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.  STOCKHOLDERS' EQUITY (Continued)

Convertible Preferred Stock (Continued)
---------------------------

The conversion date average was the average closing bid price of the common stock as calculated over the five trading day period ending on the trading day preceding the date on which the holder transmits (by telecopier) his notice to convert. Each preferred share was convertible into the Company's common stock (the "conversion shares") determined by dividing $10,000 by the applicable conversion price. The preferred shares were due to mature on February 12, 2000, and on that date each preferred share then outstanding would automatically convert into conversion shares at the then current conversion price. The preferred shares pay an annual 7% dividend. The dividends were payable only upon conversion or redemption of the preferred shares and were payable either in shares of common stock (the "dividend shares") at the average market price of the common stock over the five trading days preceding the conversion date or in cash, at the option of the Company. The difference between the market price of the Company's common stock and the applicable conversion rate, the beneficial conversion feature, totaled $1,109,589, and was recorded as additional dividends amortizable over a 180 day period from February 12, 1997, the issue date of the convertible preferred stock. The Company agreed to register the dividend shares, the conversion shares and penalty shares in a registration statement filed by the Company at no cost to the holders of such shares. The registration statement was declared effective on January 9, 1998.

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

During the year ended December 31, 1997, 30 shares with a stated value of $300,000 were converted into 19,292 shares of the Company's common stock. During the first quarter of 1998 the remaining 270 shares with a stated value of $2,700,000 were converted into 135,944 shares of the Company's common stock.

On February 13, 1998 (the "closing date") the Company entered into a private placement wherein it offered and sold 3,600 shares of Series C 7% Convertible Preferred Stock and 235,000 Four Year $50.00 Warrants (amended on June 2, 1998 to $37.50). The securities were issued to five accredited investors. The aggregate sales price of such securities was $3,600,000. Commissions totaling 10% were paid in connection with the placement. The securities were offered pursuant to Regulation D. The offer was directed exclusively to a limited number of accredited investors without general solicitation or advertising and based on representations from the investors that such investors were acquiring for investment. The securities bear legends restricting the resale thereof. The Series C Preferred Stock was convertible into Common Stock at the lesser of (i) $45.00 (amended on June 2, 1998 to $32.50) per share or (ii) 75% of the average closing bid price of the Common Stock during the five trading days prior to conversion. The Four Year $50.00 Warrants were exercisable for a four year period at the lesser of $37.50 per share or the lowest conversion price of the Series C Preferred Stock. Conversion of the Series C Preferred Stock and exercise of the Four Year $50.00 Warrants was subject to the issuance of a maximum of 328,544 shares of Common Stock on conversion unless the shareholders of the Company have approved issuance beyond that level upon conversion. Such approval was granted at the Company's annual meeting of shareholders on June 2, 1998. Further, the Company had the right, upon notice to the holders, to redeem any Series C Preferred Stock submitted for conversion at a price or $27.50 or less at 125% of the principal amount of such Series C Preferred Stock plus accrued and unpaid dividends. The Series C Preferred Stock paid dividends at 7% per annum payable quarterly and on conversion or at redemption in cash or Common Stock, at the Company's option. During the year ended December 31, 1998 all Series C Preferred stock was converted into 640,747 shares of the Company's common stock.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



15.  STOCKHOLDERS' EQUITY (Continued)

Convertible Preferred Stock (Continued)
---------------------------

On August 11, 1998 (the "closing date") the Company entered into a private placement wherein it offered and sold 1,500 shares of Series RR 6% Convertible Preferred Stock. The securities were issued to one accredited investor. The aggregate sales price of such securities was $1,500,000. Commissions totaling 10% were paid in connection with the placement. The securities were offered pursuant to Regulation D. The offer was directed exclusively to a single accredited investor without general solicitation or advertising and based on representation from the investor that such investor was acquiring for investment. The Series RR Preferred Shares are convertible into Common Stock at the lesser of (i) $22.50 per share or (ii) 75% of the average closing bid price of the common stock during the five trading days prior to conversion. The Preferred Shares pay an annual dividend of 6% payable semi-annually or on conversion or at redemption in cash or Common Stock, at the Company's option. During the year ended December 31, 1998, 1,285 shares of Series RR Preferred Stock were converted into 359,981 shares of the Company's common stock. During 1999, demand for conversion or redemption of the remaining 215 shares of Series RR Preferred Stock had been submitted and on July 26, 1999 the Company issued 130,788 shares of its common stock in full settlement of the 215 Preferred RR shares.

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

The Company completed an initial public offering of 345,000 units (including units sold pursuant to the underwriter's over allotment options) in April of 1994. Each Unit consisted of one share of the Company's common stock and one Class A Warrant. The Company received $11,792,588 from the proceeds of the offering, net of the payment of all offering costs.

On September 1, 1995, Joel Freedman, a principal shareholder, director and Chief Executive Officer of the Company surrendered 3,662 shares of common stock in repayment of his officer's loan.

From November 1995 through December 31, 1996, the Company issued 159,727 shares of common stock in exchange for the cancellation of $5,000,000 of the Company's 7% convertible notes.

On April 1, 1996, Frank Falco, a principal shareholder, director and Chief Operating Officer of the Company, surrendered 9,221 shares of common stock in repayment of his officer's loan.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------

On November 15, 1996, the board of directors of the Company approved a stock repurchase plan whereby the Company may, from time to time, repurchase on the open market shares of its common stock in an amount up to $750,000. During the year ended December 31, 1996, the Company repurchased for retirement 10,000 shares at a price of $216,500.

During the year ended December 31, 1997 $300,000 of the Company's Convertible Preferred Stock were converted into 19,292 shares of the Company's common stock.

During March 1999, 97,525 of the $30 warrants were converted into 97,525 shares of the Company's common stock. The exercise price of the warrants paid in full the loan from shareholders of $265,122 outstanding at December 31, 1998. In addition, during 1999 holders of 115,049 Three Year Warrants exercised their rights which resulted in the issuance of 115,049 shares of the Company's common stock and the Company received proceeds of $318,877.

During June 1999, the Company issued 125,000 shares of its common stock as an inducement on a $400,000 6.5% promissory note received from stockholders of the Company. The note which was payable in full on August 2, 1999 was repaid in full by November 1999. The shares issued in conjunction with this note have registration rights. The Company recorded $109,380, the estimated fair market value of the 125,000 shares at the date of issuance, as additional interest expense.

On July 26, 1999, the Company reached an agreement with the holder of the remaining 215 shares of Series RR Preferred Stock to allow conversion into 130,788 shares of the Company's common stock in full and final settlement of the 215 Preferred RR Shares.

During 1999, the Company issued 218,143 shares of restricted common stock in settlement of accounts payable and as collateral to their surety in lieu of performance bonds on the Oak Ridge, Tennessee contract. The total amount of accounts payable settlement and collateral was $960,250.

During the fourth quarter of 1999 holders of 67,476 options issued under the 1993, 1995 or 1998 stock option plans exercised the rights and the Company issued 67,476 shares of its common stock and received proceeds of $119,122.

In December of 1999, the holder of the 112,500 $6.75 option which were granted to a consultant during 1998 exercised the rights granted under the option to utilize the cashless exercise which resulted in the Company issuing 67,666 shares of its common stock and canceled the option for the remaining 44,834 shares.

Common Stock Purchase Warrants and Options
------------------------------------------

The Company has authorized and in July of 1993, issued 5,000 warrants (the "Private Placement Warrants") to purchase common stock. The Private Placement Warrants were exercisable to purchase one share of common stock per warrant at a price of $50.00 per share until August 1, 1996 and are not redeemable. In January of 1994, the Company granted to the holders of the Private Placement Warrants "piggy-back" registration rights pursuant to which the holders of such warrants may include the shares underlying such warrants in any registration statement subsequently filed by the Company at no cost to the holders of the Private Placement Warrants. During the year ended December 31, 1996, 750 Private Placement Warrants were exercised, 750 shares were issued in connection with the exercises and resulted in net proceeds to the Company of $33,750. The remaining 4,250 Private Placement Warrants expired and were canceled.

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

A total of approximately 34,000 Class A Warrants were outstanding and exercisable at December 31, 1998. As part of the 1 for 10 reverse stock split of the Company's Common Stock and Class A Warrants, the term of the Class A Warrants was extended to April of 2000.

In connection with the Offering, the Company sold to the Underwriter for nominal consideration, an option for the purchase of up to 30,000 units (the "option units"). Each option unit consisted of one share of the Company's common stock and one Class A Warrant. Each option unit was exercisable at a price of $66.00 per option unit during the period beginning April 20, 1996 and continuing until April 20, 1999. The option units could be exercised as to all or any lesser number of option units and contained provisions which required, under certain circumstances, the Company to register the option units underlying such options for sale to the public. The option units were nontransferable except to officers of the Underwriter, members of the underwriting group and their respective officers and partners. The option unit exercise price and the number of option units covered by the option were subject to adjustment to protect the holders thereof against dilution in certain events. During May 1996, all the option units were exercised and the company received net proceeds of $1,979,700 and issued 30,000 shares of the Company's common stock. As of December 31, 1998 all 30,000 Class A Warrants issued in connection with the underwriter option remained outstanding.

In February of 1998, the Company issued 270,000 Three Year $45.00 Warrants (the "Lock-Up Warrants"). The Lock-Up Warrants were issued in conjunction with the execution of Lock-Up Agreements by the holders of $30.00 Warrants whereby the holders of such warrants agreed not to resell any shares underlying those warrants prior to July 30, 1998. The Lock-Up Warrants are exercisable for a three year period at $45.00 (amended on November 10, 1998 to $3.30 until December 31, 1998 and $10.00 thereafter) per share.

In June of 1998, the Company issued 26,688 $60.00 Warrants and 26,688 $67.50 Warrants (collectively the "Reload Warrants"). The Reload Warrants were issued as an inducement for early exercise by the holders of certain $30.00 Warrants and are exercisable to the extent of one $60.00 Warrant and one $67.50 Warrant for each $30.00 Warrant previously exercised. The $60.00 Warrants and $67.50 Warrants are exercisable for a period of one year commencing June 8, 1998 to purchase common stock at $60.00 and $67.50 (amended on November 10, 1998 to $3.30 until December 31, 1998 and $10.00 thereafter) per share, respectively. Exercise of the $60.00 Warrants and $67.50 Warrants is subject to the restrictions that the holders, individually, will not beneficially own in excess of 4.99% of the Common Stock following any exercise.

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

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants and Options (Continued)
------------------------------------------

On December 11, 1998 the Company's common stock option holders were offered a repricing of their options to $6.75 per share. With the exception of one consultant the repricing excluded all Directors and consultants. Exercise of the repriced options is not permitted until the closing bid price of the Company's common stock equals or exceeds 120% of the applicable option price in existence prior to December 11, 1998.

On July 18, 1999, the Board of Directors of the Company approved a proposal to reduce the exercise price of the consultants options from $37.19 per share to $6.75 per share for 112,500 shares. The market price of the Company's common stock at the date of this action was $1.156. In addition, on this date the Company issued 6,200 options to consultants and the additional compensation expense recognized under SFAS 123 for these actions was $41,154.

On June 17, 1993, the Company  adopted the IDM  Environmental  Corp.  1993 Stock
Option Plan (formerly International Dismantling & Machinery Corp. 1993 Stock Option Plan) (the "Stock Option Plan"). Pursuant to the Stock Option Plan, the Company has reserved 47,500 shares of common stock for issuance pursuant to the grant of incentive stock options and nonqualified stock options.

On April 11, 1994, the Board of Directors granted options under the Company's 1993 Stock Option Plan to certain employees and a Director to purchase 44,540 and 500 shares, respectively, of the Company's common stock at $40.00 per share, the market price of the Company's common stock at the date of grant. The options are incentive stock options, except for the Director's stock option which is a nonqualified stock option. The options are exercisable until April 2004. Twenty percent of the options vest three months from the date of grant. The balance of the options vest at a rate of twenty percent per year on each of the four anniversary dates subsequent to the grant of the options. The option exercise price was reduced to $20.00 per share on May 22, 1997. Holders of 20,808 outstanding options at the date of the aforementioned repricing under this grant accepted the repricing. The balance of the outstanding options remained at $20.00.

On June 2, 1994, the Company granted a total of 500 non qualified stock options to two of the directors to purchase common stock at $62.50 per share, the market price of the Company's common stock at the date of the grant. The options vest at the same rate as the initial grant. The option exercise price was reduced to $20.00 per share on May 22, 1997. Holders of 1,485 outstanding options at the date of the aforementioned repricing under this grant accepted the repricing. The balance of the outstanding options remained at $20.00.

On December 28, 1994, the Company granted options to certain employees to purchase 2,970 shares of the Company's common stock at $43.80 per share, the market price of the Company's common stock at the date of the grant. On August 9, 1995, the Company granted an option to a new employee to purchase 500 shares of the Company's common stock at $52.50 per share, the market price of the Company's common stock at the date of grant. The options vest at the same rate as the first grant. The option exercise price was reduced to $20.00 per share on May 22, 1997.

On January 8, 1996, the Company amended the terms of its 1993 Stock Option Plan to add provisions allowing for the cashless exercise of options issued under the plan and providing for the automatic vesting of all options granted under the plan in the event of certain changes in control of the Company. Pursuant to such cashless exercise provisions, holders of options may, as payment of the exercise price, have the Company withhold the number of shares of common stock at the then market price of the Company's common stock, less the exercise price, which is equal to the aggregate exercise price of the shares of common stock issuable upon exercise of the option. Under such provision of the accelerated vesting, notwithstanding any vesting schedule set forth in any individual option agreement, all options granted under the 1993 Plan will become fully vested and exercisable in the event a person or group, other than Joel Freedman or Frank Falco, acquire in excess of 15% of common stock of the Company unless such acquisition is approved by the Board.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants and Options (Continued)
------------------------------------------

On January 8, 1996, the Company's Compensation Committee and Board of Directors adopted and approved a new stock option plan for the Company, the IDM Environmental Corp. 1995 Stock Option Plan (the "1995 Plan"), under which stock option awards may be made to employees, directors and consultants of the Company. The 1995 Plan became effective on the date it was adopted by the Board of Directors and it will remain effective until the tenth anniversary of the effective date unless terminated earlier by the Board of Directors. Pursuant to the plan, the Company has reserved 50,000 shares of common stock for issuance pursuant to the grant of incentive stock options and non qualified stock options. On January 8, 1996, the Company granted options to certain employees and consultants to purchase 6,900 shares of the Company's common stock at $29.40 per share, the market price of the Company's common stock at the date of the grant (4,150 have vested). In addition, on January 8, 1996, the Company approved, effective November 20, 1995, the granting of 4,000 options to purchase common stock at $37.20 per share, the market price of the Company's common stock at the date of the grant, to certain consultants (all options were vested). The balance of the 6,900 options vest at a rate of twenty percent per year on each of the four anniversary dates subsequent to the grant of the options. Also on January 8, 1996, the Company granted 7,500 options each to Messrs., Falco and Freedman at $32.30 per share, 110% of the market price of the Company's common stock at the date of grant. The option exercise price was reduced to $20.00 per share on May 22, 1997. Holders of 6,900 outstanding options at the date of the aforementioned repricing under this grant accepted the repricing. The balance of the outstanding options remained at $20.00.

On May 23, 1996, the Company granted vested options to the outside directors, a consultant and an employee to purchase 5,000 shares at $82.50 per share, the market price of the Company's common stock at the date of grant. The option exercise price was reduced to $20.00 per share on May 22, 1997.

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

On May 22, 1997, the Company granted vested options to certain of its employees to purchase 5,295 shares at $20.00 a share, the market price of the Company's common stock at the date of grant. In addition, the Company agreed to reprice all options granted on or before May 22, 1997 to the same $20.00 per share. Holders of 3,420 outstanding options at the date of the aforementioned repricing under this grant accepted the repricing. The balance of the outstanding options remained at $20.00.

On June 10, 1997, the Company granted vested options to three of its outside directors for each to purchase 500 shares at $25.312, the market price of the Company's common stock at date of grant.

On July 23, 1997, the Company granted vested options in the amount of 500 shares for a consultant, and 500 shares for each of three officers at $25.625, the market price of the Company's common stock at date of grant. In addition, the Company granted a vested option to purchase 10,000 shares each to Messrs. Falco and Freedman at $28.1875 per share, 110% of the market price of the Company's common stock at the date of grant. Holders of 1,500 outstanding options at the date of the aforementioned repricing under this grant accepted the repricing. The balance of the outstanding options remained at $25.625 and $28.1875.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants and Options (Continued)
------------------------------------------

On August 26, 1997, the Company granted a vested option to its proposed nominee for director for 500 shares at $46.875, the market price of the Company's common stock at the date of grant.

During 1997, 4,539 options issued under the stock option plans were exercised resulting in net proceeds of $63,041.

During 1997 the Company issued to six consultants options to purchase 39,500 shares of the Company's common stock at exercise prices ranging from $12.50 to $45.00. In accordance with SFAS 123 the fair value of these options were estimated at the grant date using the Black-Scholes value option pricing model resulting in the recording of $456,340 as compensation costs of consultants options. During 1997 15,500 of these options were exercised resulting in net proceeds to the Company of $235,000.

On January 8, 1998 the Company granted vested options to certain employees to purchase 7,380 shares of the Company's common stock at $37.19 per share, the market price of the Company's common stock at the date of grant. These options are exercisable until January 2008. Holders of 6,520 outstanding options, at the date of the aforementioned repricing, under this grant accepted the repricing. The balance of the outstanding options remained at $37.19.

On January 8, 1998, the Company adopted and approved the 1998 Comprehensive Stock Option and Award Plan (the "1998 Plan"), and reserved 100,000 shares of its common stock for issuance under the 1998 Plan.

Under the 1998 Plan, stock options, shares of restricted stock, stock awards or performance shares, or a combination of any such awards (collectively, "Awards"), may be granted from time to time to Eligible Persons (hereinafter defined), all generally in the discretion of the Committee responsible for administering the 1998 Plan (hereinafter described). Each Award under the 1998 Plan will be evidenced by a separate written agreement which sets forth the terms and conditions of the Award. "Eligible Persons" generally include any employee of the Company or its subsidiaries, members of the Board of Directors of the Company and any consultant or other person whose participation the Committee determines is in the best interest of the Company. Grants under the 1998 Plan to non-employee directors are limited to an initial grant of non-qualified stock options in an amount equal to 500 shares multiplied by the number of years remaining in the term of each non-employee director commencing with the first annual shareholders meeting following the adoption of the 1998 Plan and additional grants on like terms on each subsequent reelection of a non-employee director. There is no maximum number of persons eligible to receive Awards under the 1998 Plan, nor is there any limit on the amount of Awards that may be granted to any such person, except as described below with respect to incentive stock options. The Company intends that stock options or other grants of Awards under the 1998 Plan to persons subject to Section 16 of the Exchange Act will satisfy the requirements of Rule 16b-3 under the Exchange Act ("Rule 16b-3").

During 1998 the Company granted under the 1998 plan, 18,380 options to employees.

On February 10, 1999 the Company granted additional 1998 plan options entitling the holders to purchase 22,540 shares of the Company's common stock.

On July 18, 1999, the Board of Directors of the Company approved a proposal increasing the number of shares issuable under the Company's 1998 Stock Option Plan ("1998 Plan") by 1,600,000 shares, subject to stockholder approval. In addition the Board of Directors also approved a proposal to grant 1,000,000 options under the Plans to various officers, directors and consultants and 400,000 options outside the 1998 Plan to a consultant. The consultant's stock option was granted with an exercise price of $1.15, the market price at the date of grant and vest upon the completion of the merger. The estimated fair market value of $450,000 for the consultant's option is based on the Black Scholes value option pricing model and will be recorded in 2000 as a merger expense.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants and Options (Continued)
------------------------------------------

On June 2, 1998 the Company granted options to certain officers of the Company and one consultant to purchase 11,000 shares of the Company's common stock at $35.00 per share, the market price of the Company's common stock at the date of grant. The options have vesting periods as follows: (i) 1,500 of the officers options are fully vested at the date of grant; (ii) 3,500 of the officers options vest 50% at the date of grant with the balance vesting on the first anniversary of the date of grant; (iii) the remaining 4,500 of the officers options and the 1,500 consultants options vest one third at the date of grant and one third per year on each of the two anniversary dates subsequent to the date of grant. These options are exercisable until June 2008. Holders of 4,500 outstanding options, at the date of the aforementioned repricing, under this grant accepted the repricing. The balance of the outstanding options remained at $35.00.

During the year ended December 31,1998, the Company granted immediately exercisable options to consultants to purchase 126,500 shares of common stock at the market price of the Company's common stock at the date of the grants. During the years ended December 31, 1998, 1997 and 1996 the Company recorded non-cash compensation expense of $1,898,550, $456,340 and $63,094, respectively in connection with the grants of these options.

As referred to in Note 1, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1993, 1995 and 1998 Stock Option and Award Plans have authorized the granting of options to key employees, management personnel, Company Directors and consultants for up to 197,500 shares of the Company's common stock. Options granted pursuant to the 1993 and 1995 plans have terms between 5 and 10 years and become fully exercisable ranging from 0 to 4 years of continued employment. The 1998 Plan grants have terms of 5 and 10 years and become fully exercisable ranging from 0 to 2 years and are granted at no less than the fair market value of the Company's common stock at the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for these options was estimated on the date of grant for options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively, with ranges as follows:


                                                                 1999           1998           1997
                                                                ------         ------         ------

         Risk-Free interest                                      5.47%      4.15 - 5.55%       5.65%
         Dividend yields                                          0%             0%             0%
         Volatility factors of the expected market price
         of the Company's Common Stock                        115 - 122%      92 - 105%         92%
         Expected life of options                              .7 - 10 years   3 - 10 years    1 - 5 years

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants and Options (Continued)
------------------------------------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. In management's opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. ( In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility).

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123, only stock options granted during the years ended December 31, 1999, 1998 and 1997 have been included for the Company's pro forma information as follows:

                                                     1999             1998                1997
                                                    ------           ------              ------


         Pro forma net loss on common stock      $(8,355,006)     $(40,901,556)     $(11,885,575)

         Pro forma loss per share:
         Basic                                        $(2.58)          $(20.58)          $(10.60)

            Diluted                                   $(2.58)          $(20.58)          $(10.60)

An additional $1,192,850, $14,459,500 and $661,152 of compensation expense (net of tax effect) would be recognized under implementation of SFAS 123.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants and Options (Continued)
------------------------------------------

A summary of changes in common stock options under the 1993 plan during 1999, 1998 and 1997 is as follows:

                                                                                                Weighted
                                                       Number            Price per               Average
                                                     of Shares             Share             Exercise Price
                                                    ------------        -----------         ----------------

       Outstanding at January 1, 1997                  37,065           $20.00                 $20.00
     Granted during 1997                                9,295        $20.00 - $46.90           $20.80

         Canceled during 1997                          (2,017)           $20.00                $20.00

     Exercised during 1997                             (3,876)           $20.00                $20.00
                                                      ---------
       Outstanding at December 31, 1997                40,467        $20.00 - $46.90           $20.00
         Granted during 1998                                -            $    -                $    -
         Canceled during 1998                             (37)           $20.00                $20.00

         Exercised during 1998                           (321)           $20.00                $20.00
                                                      ---------
       Outstanding at December 31, 1998                40,109         $6.75 - $46.90           $ 9.30

         Granted during 1999                           10,775            $1.16                 $ 1.16

         Canceled during 1999                          (9,791)            $6.75                $ 6.75

         Exercised during 1999                        (10,536)        $1.16 - $6.75            $ 2.50
                                                     ----------
       Outstanding at December 31, 1999                30,557        $1.16 -$ 6.75             $ 6.24
                                                     ==========
       Options exercisable at December 31,  1999       30,557         $1.16 - $46.90           $ 6.24
                                                     ==========
       Available for Future Grant                         119
                                                     ==========

At  December  31,  1999  the  remaining   outstanding  shares  weighted  average
contractual life was 5.41.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants and Options (Continued)
------------------------------------------

A summary of changes in common stock options under the 1995 plan which occurred during 1999, 1998 and 1997 is as follows:


                                                                                                   Weighted
                                                       Number              Price per                Average
                                                     of Shares               Share              Exercise Price
                                                    ------------           ---------           ----------------

       Outstanding at January 1, 1997                   27,900               $20.00                  $ 20.00

         Granted during 1997                            20,000               $28.19                  $ 28.19

         Exercised during 1997                            (663)               $20.00                 $ 20.00

         Canceled during 1997                             (337)               $20.00                 $ 20.00
                                                       ---------
       Outstanding at December 31, 1997                 46,900            $6.75 - $28.19             $ 21.50
         Granted during 1998                                 -                $    -                 $     -

          Exercised during 1998                              -                $    -                 $     -

          Canceled during 1998                               -                $    -                 $     -
                                                       ---------
       Outstanding at December 31, 1998                 46,900            $6.75 - $28.19   $21.50

     Granted during 1999                                 3,850                $1.16                  $  1.16

         Exercised during 1999                          (3,950)           $1.16 -$ 6.75              $  1.30

         Canceled during 1999                           (3,750)               $6.75                  $  6.75
                                                       --------
       Outstanding at December 31, 1999                 43,050            $1.16 - $28.19             $ 17.94
                                                       ========
       Options Exercisable at December 31, 1999         43,050            $1.16 - $28.19             $ 17.94
                                                       ========
       Available for future grants                         282
                                                       ========

At  December  31,  1999  the  remaining   outstanding  shares  weighted  average
contractual life was 2.71.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants and Options (Continued)
------------------------------------------

A summary of changes in common stock options under the 1998 plan which occurred during 1999 and 1998 is as follows:


                                                                                                    Weighted
                                                              Number         Price per               Average
                                                            of Shares          Share             Exercise Price
                                                           ------------     -----------        -------------------

       Outstanding, January 1, 1998                              -            $   -                   $    -

         Granted during 1998                                18,380          $6.75 - $37.20            $18.20

         Exercised during 1998                                   -            $   -                   $    -
         Canceled during 1998                                  (40)           $37.20                  $37.20
                                                         ----------
       Outstanding at December 31, 1998                     18,340          $6.75 - $37.20            $18.10

         Granted during 1999                             1,007,915          $1.16 - $6.75             $1.28

         Exercised during 1999                             (52,990)         $1.16 - $6.75             $1.34

         Canceled during 1999                               16,600)           $6.75                   $6.75
                                                         ----------
       Outstanding at December 31, 1999                    956,665          $1.16 - $35.00            $1.48
                                                         ==========
       Options Exercisable at December 31, 1999            955,180          $1.16 - $35.00            $1.43
                                                         ==========
       Available for future grants                         690,345
                                                         ==========

At  December  31,  1999  the  remaining   outstanding  shares  weighted  average
contractual life was 9.44.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants and Options (Continued)
------------------------------------------

A summary of changes in common stock options issued to the consultant for services rendered is as follows:



                                                                                               Weighted
                                                    Number             Price per               Average
                                                  of Shares              Share             Exercise Price
                                                 -----------           ---------          ----------------


       Outstanding, January 1, 1997                 5,000              $32.30                 $32.30

         Granted during 1997                       59,500          $12.50 - $45.00            $26.05

         Exercised during 1997                          -              $    -                 $    -
         Canceled during 1997                           -              $    -                 $    -
                                                 ---------
       Outstanding, December 31, 1997              64,500          $12.50 - $45.00            $26.53

         Granted during 1998                      132,000          $37.19 - $48.13            $38.18

         Exercised during 1998                    (15,500)          $12.50 - $32.00            $19.13

         Canceled during 1998                           -              $   -                  $    -
                                                 ---------
       Outstanding, December 31, 1998             181,000          $37.19 - $48.13            $35.66

         Granted during 1999                      112,500              $6.75                  $6.75

         Exercised during 1999                   (112,500)              $6.75                  $6.75

         Canceled during 1999                    (124,000)          $30.00 - $37.19            $36.52
                                                 ---------
       Outstanding, December 31, 1999              57,000          $6.75 - $48.13             $33.93
                                                 =========
       Options Exercisable at December 31, 1999    57,000          $6.75 - $48.13             $33.93
                                                 =========

     At December 31, 1999 the remaining outstanding shares weighted average contractual life was 1.63.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.  STOCKHOLDERS' EQUITY (Continued)

Common Stock Purchase Warrants and Options (Continued)
------------------------------------------

The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 for the 1993, 1995 and 1998 plan, and the various consulting options were as follows:


                                                   1999        1998         1997
                                                   ----        ----         ----
       Stock Prices Equal to Exercise Price        1.11        2.56         1.29
       Stock Prices in Excess of Exercise Price      -           -          2.53
       Stock Prices Less than Exercise Price       0.72        0.79         0.78


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

The rights are not exercisable and are not transferable apart from the Company's common stock until the tenth day after such time as a person or group acquires beneficial ownership of 15% or more of the Company's common stock or the tenth business day (or such later time as the board of directors may determine) after a person or group announces its intention to commence or commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the Company's common stock. As soon as practicable after the rights become exercisable, separate right certificates would be issued and the rights would become transferable apart from the Company's common stock. In the event a person or group were to acquire a 15% or greater position in the Company, each right then outstanding would "flip in" and become a right to receive that number of shares of common stock of the Company which at the time of the 15% acquisition had a market value of two times the exercise price of the rights. The acquirer who triggered the rights would become excluded from the "flip-in" because his rights would become null and void upon his triggering the acquisition. The rights are redeemable by the Company's Board of Directors at a price of $.01 per right at any time prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock. The redemption of the rights may be effective at such time, on such basis, and with such conditions as the board of directors in its sole discretion may establish. Thus, the rights would not interfere with a negotiated merger or a white knight transaction, even after a hostile tender offer has been commenced.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



16.  EARNINGS PER SHARE

For the years reported in within these consolidated financial statements weighted average shares for basic and dilutive computations are the same due to losses reported for each of the years.

Options and warrants to purchase 1,311,547, 804,350 and 661,367 shares of common stock at exercise prices ranging from $2.72 to $48.13 per share were outstanding during the years ended December 31, 1999, 1998 and 1997, respectively, and were not included in the computation of diluted earnings per share in accordance with SFAS 128, as the potential shares are considered anti-dilutive due to the Company's losses from continuing operations.


17. MERGER WITH FUSION NETWORKS HOLDING, INC.

On August 18, 1999 the Company entered into a non-binding merger agreement that provides for the formation of a holding company known as FNH by the Company and the merger of Fusion, a Florida based privately held corporation. As a result both the Company and Fusion will become wholly owned subsidiaries of FNH. The stockholders of Fusion will receive one share of common stock of FNH for each share of Fusion's common stock held and the stockholders of the Company will receive one share of FNH for each share of the Company's common stock held, resulting in the current stockholders of Fusion owning approximately 90% of FNH common stock.

Fusion is a newly formed company, based in Miami, Florida, which is in the process of building a portal-type web site with an initial emphasis on Latin America and the Hispanic market in the United States. Fusion launched its initial site, on a pilot basis, in Bogota, Colombia, in October, 1999 followed by a formal launch of the site in Bogota and in Miami with additional site launches planned in Latin America, the United States, Spain and Portugal during 2000.

The proposed reorganization was approved by the shareholders of the Company and Fusion in March 2000 and the reorganization is expected to be completed in April, 2000. As a result of the reorganization, the Company and Fusion will become wholly-owned subsidiaries of FNH. The Company and Fusion Networks both plan to continue their historical operations for the foreseeable future.

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Fusion, including the amortization of goodwill, as if the merger had occurred at the beginning of 1999.

          Pro forma revenues                                   $ 13,581,298
                                                                ============
          Pro forma net loss                                   $(29,556,570)
                                                                ============
          Pro forma net loss on common stock                   $(29,567,859)
                                                                ============
          Pro forma basic and diluted net loss per share       $      (0.80)
                                                                ============
          Number of shares used in basic and diluted
            Pro forma share calculation                          36,882,345
                                                                ============

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the merger occurred at the beginning of 1999, and are not intended to be indicative of future results of operations.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


18.  SUBSEQUENT EVENTS

During the first quarter of 2000 the Company issued an additional 149,452 shares of its common stock, 22,095 resulting from the exercise of stock options and warrants, and 127,357 issued in connection with the settlement of accounts payable obligations amounting to $1,585,303.