Form 10-Q
period 2000-03-31
IDM ENVIRONMENTAL CORP
filed 2000-05-15
CIK 909792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.


                           Commission File No. 0-23900


                             IDM ENVIRONMENTAL CORP.
             -----------------------------------------------------
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


            -------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

     As of April 11, 2000, 3,922,893 shares of Common Stock of the issuer were outstanding.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets - March 31, 2000 and
            December 31, 1999................................................1

            Consolidated Statements of Operations - For the three
            months ended March 31, 2000 and March 31, 1999...................2

            Consolidated Statements of Cash Flows - For the three
            months ended March 31, 2000 and March 31, 1999...................3

            Notes to Consolidated Financial Statements.......................5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................7

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......9

PART II - OTHER INFORMATION
   Item 2.  Changes in Securities and Use of Proceeds........................9

   Item 4.  Submission of Matters to a Vote of Security Holders..............9

   Item 6.  Exhibits and Reports on Form 8-K................................10

SIGNATURES  . . . . . . ....................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                    March 31,    December 31,
                                                                      2000          1999
                                                                   ---------    -----------
ASSETS
                                                                  (Unaudited)

Current Assets:
     Cash and cash equivalents                                   $   211,175     $   511,552
     Accounts receivable                                           4,366,589       4,548,531
     Recoverable income taxes                                        650,242         650,242
     Prepaid expenses and other current assets                     2,299,100       1,124,790
                                                                 ------------    ------------
         Total Current Assets                                      7,527,106       6,835,115

Investments in and Advances to Unconsolidated Affiliates             929,266         979,266
Investment in Affiliate, at cost                                   1,853,125       1,853,125
Property, Plant and Equipment                                      1,814,675       1,903,321
Other Assets                                                         979,925         979,925
                                                                 ------------    ------------
                                                                $ 13,104,097    $ 12,550,752
                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                               $13,873        $ 18,701
     Accounts payable and accrued expenses                         8,760,333       8,847,937
     Due to Officers                                                 220,682         217,403
     Billings in excess of costs and estimated earnings            1,327,722         912,699
                                                                 ------------    ------------
         Total Current Liabilities                                10,322,610       9,996,740

Long-Term Debt                                                        15,810          16,864
                                                                 ------------    ------------
         Total Liabilities                                        10,338,420      10,013,604
                                                                 ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
     Common stock, authorized 7,500,000 shares $.01 par
       value, issued and outstanding 3,918,393 in 2000
       and 3,768,945 in 1999                                          39,184          37,689
     Additional paid-in capital                                   60,922,920      59,236,502
     Retained earnings (deficit)                                 (58,196,427)    (56,737,043)
                                                                -------------    -----------
                                                                   2,765,677       2,537,148
                                                                -------------    -----------
                                                                $ 13,104,097    $ 12,550,752
                                                                =============    ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the Three Months Ended March 31,
                                                       ------------------------------------
                                                             2000               1999
                                                            ------             ------

Revenue:
     Contract income                                     $ 3,064,595         $2,428,878

Cost of Sales:
     Direct job costs                                      1,988,110          2,276,002
                                                          -----------        -----------
Gross Profit                                               1,076,485            152,876

Operating Expenses:
     General and administrative expenses                   2,453,333          1,820,874
     Depreciation and amortization                            67,047            127,515
     Equity in net loss of unconsolidated partnerships             -              8,711
                                                          -----------        -----------
                                                           2,520,380          1,957,100
                                                          -----------        -----------
Loss from Operations                                      (1,443,895)        (1,804,224)

Other Income (Expense):
     Loss on disposal of property, plant and equipment        (3,385)                -
     Interest income (expense)                               (12,104)          (14,887)
                                                          -----------        -----------
                                                             (15,489)          (14,887)
                                                          -----------        -----------
Loss before Provision (Credit)  for Income Taxes          (1,459,384)       (1,819,111)

Provision (Credit) for Income Taxes                                -                 -
                                                          -----------        -----------
Net Loss                                                  (1,459,384)       (1,819,111)

Preferred Stock Dividends                                          -             3,763
                                                          -----------        -----------
Net Loss on Common Stock                                $ (1,459,384)     $ (1,822,874)
                                                          ===========        ===========
Loss per Share:
     Basic Loss per share                               $      (0.38)     $      (0.61)
                                                          ===========        ===========
     Diluted Loss per share                             $      (0.38)     $      (0.61)
                                                          ===========        ===========
     Basic common shares outstanding                       3,798,658         2,966,925
                                                          ===========        ===========
     Diluted common shares outstanding                     3,798,658         2,966,925
                                                          ===========        ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Three Month Ended March 31,
                                                                                -----------------------------------
                                                                                      2000              1999
                                                                                     ------            ------

Cash Flows from Operating Activities:
     Net loss on Common Stock                                                   $  (1,459,384)      $(1,822,874)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization                                                 74,422           150,543
         Amortization of debt discount and beneficial conversion feature                    -            16,124
         Dividend on convertible preferred stock                                            -             3,763
         Compensation cost of consultant stock options                              1,073,441                 -
         Equity in net loss of unconsolidated affiliates                                    -             8,711
         Loss on disposal of assets                                                     3,385                 -

     Decrease (Increase) In:
         Accounts receivable                                                          181,942         1,210,609
         Costs and estimated earnings in excess of billing                                  -           202,464
         Prepaid expenses and other current assets                                    (97,688)         (394,405)

     Increase (Decrease) In:
         Accounts payable and accrued expenses                                       (613,663)         (632,686)
         Billings in excess of costs and estimated earnings                           415,023           108,698
                                                                                    ----------       -----------

         Net cash used in operating activities                                       (422,522)       (1,149,053)
                                                                                    ----------       -----------

Cash Flows from Investing Activities:
         Disposal of property, plant and equipment                                     10,839           112,478
         Investment in and advances from (to) unconsolidated affiliates                50,000           758,722
         Loans and advances from (to) officers                                          3,279                 -
                                                                                    ----------       -----------

         Net cash provided by investing activities                                     64,118           871,200
                                                                                    ----------       -----------
Cash Flows from Financing Activities:
         Principal payments on long-term debt                                          (5,882)          (83,507)
         Proceeds from exercise of stock options and warrants                          63,909            34,564

         Net cash (used in) provided by financing activities                           58,027           (48,943)
                                                                                    ----------       -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                 (300,377)         (326,796)

Cash and Cash Equivalents, beginning of period                                        511,552           384,292
                                                                                    ----------       -----------
Cash and Cash Equivalents, end of period                                           $  211,175        $   57,496
                                                                                    ==========       ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)

                                                                         For the Three Months Ended March 31,
                                                                         ------------------------------------
                                                                              2000                1999
                                                                             ------              ------

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
     Interest                                                           $    5,693            $  15,599
                                                                          ========             =========
     Income taxes                                                       $        -            $       -
                                                                          ========             =========
Supplemental Disclosure of Noncash Investing and Financing Activities:

     Repayment of stockholder's loan through issuance of common stock   $        -            $ 265,133
                                                                          ========             =========
     Issuance of restricted common stock for debt and deposits          $  550,562            $       -
                                                                          ========             =========



       The accompanying notes are an integral part of these consolidated financial statements

                    IDM ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of IDM Environmental Corp. and all of its wholly owned and majority owned subsidiary companies. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2000.

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

     In September of 1998, the Company was named as a defendant in a cause of action styled Balerna Concrete Corporation, et al. v. IDM Environmental Corp., et al, filed in the United States District Court of Massachusetts
     (Case No. 98CV11883ML). The plaintiffs alleged that the Company, and others, engaged in a pattern of illegal conduct to divert funds from the plaintiffs through the operation of a concrete finishing business. The plaintiffs have asserted various claims under RICO, common law fraud, conversion, breach of contract and others basis seeking damages in an amount expected to exceed $450,000. The case was dismissed in February 2000.

3.   EARNINGS PER SHARE

     For the periods reported in within these consolidated financial statements weighted average shares for basic and dilutive computations are the same due to losses reported for each of the periods.

4.   ISSUANCE OF STOCK FOR SERVICES AND IN LIEU OF BOND

     During the nine months ended March 31, 2000, the Company issued a total of 345,000 shares of restricted common stock in settlement of accounts payable and collateral totaling $1,511,562.

5.  MERGER WITH FUSION NETWORKS HOLDINGS, INC.

     The proposed reorganization between the Company and Fusion Networks was approved by the shareholders of the Company and Fusion in March 2000 and the reorganization was completed in April, 2000. As a result of the reorganization, the Company and Fusion became wholly-owned subsidiaries of Fusion Networks Holdings, Inc. The Company and Fusion Networks both plan to continue their historical operations for the foreseeable future.

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

Material Changes in the Results of Operations for the Three Months ended March 31, 2000 Compared with Three Months ended March 31, 1999

Revenues. The Company's total revenues increased by approximately 26.2% from $2,429,000 for the quarter ended March 31, 1999 to $3,065,000 for the quarter ended March 31, 2000. The increase in contract service revenues in 2000 from 1999 is primarily attributable to the receipt of approximately $.5 million in insurance proceeds for a flood loss at one of the Company's job sites.

Cost of Sales. Direct job costs decreased by 12.7% from $2,276,000 for the quarter ended March 31, 1999 to $1,988,000 for the same period in 2000. The decrease in job costs was attributable to the Bound Brook project. The primary elements of such decrease in job costs were job salaries and materials and supplies.

General and Administrative Expenses. General and administrative expenses increased 34.7% from $1,821,000 during the quarter ended March 31, 1999 to $2,453,000 during the same period in 2000. The increase in general and administrative expense was primarily attributable to a $1.1 million expense recorded in March 2000 for options granted to consultants to purchase 130,000 shares of common stock of the Company at the market price of the company's stock at the date of grant which was partially offset by approximately $0.3 million in lower salaries expense in 2000 due to less employees..

Depreciation and amortization. Depreciation and amortization expense decreased by approximately 47.7% from $128,000 in 1999 to $67,000 in 2000. The decrease depreciation and amortization expense was primarily attributable to a decrease in amount of equipment being depreciated due to prior years disposals.

Interest Expense. In addition to its operating income and expenses, the Company reported net interest expense of $12,000 for the quarter ended March 31, 2000 as compared to net interest expense of $15,000 for the same period in 1999.

Miscellaneous. During the first quarter of years 1999 and 2000 no provision was made for post retirement benefits subject to FAS 106.

As a result of the foregoing, the Company reported a net loss of $1,459,000 for the quarter ended March 31, 2000 as compared to a net loss of $1,819,000 for the same quarter in 1999.

The net loss attributable to common stock was increased by the preferred stock dividends totaling $4,000 in 1999.

Liquidity and Capital Resources

At March 31, 2000, we had a working capital deficit of approximately $2.8 million and a cash balance of $211,000. This compares to a deficit in working capital of $3.2 million and a cash balance of $0.5 million at December 31, 1999. The changes in working capital and cash were primarily attributable to a combination of the loss incurred during 2000 which was partially offset by (1) the non-cash charge of $1.1 million for the consultants option expense, and (2) the issuance of stock to pay various vendors.

During the third quarter of 1999 we recorded a $1,200,000 tax benefit from the New Jersey NOL. We received $550,000 in December 1999 and expect to realize the balance from our New Jersey tax credit in the third quarter of the year 2000.

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

Operations were historically funded through a combination of operating cash flow, term notes and bank lines of credit. Since April of 1994, we have carried no bank debt and have funded operations principally through the sale of equity securities and securities convertible into equity securities. At March 31, 2000, we had no bank debt and no significant long-term debt and were funding operations entirely through cash on hand and operating cash flow.

In order to meet working capital needs during 1999, and 2000, we have borrowed funds from various parties, including officers, and have issued stock in payment of certain trade payables. At March 31, 2000, we owed a total of $221,000 primarily to our two principal officers for funds advanced. There are no definitive repayment terms on such amounts. During the first quarter of 2000 we issued 127,357 shares of common stock in connection with the settlement of accounts payable obligations amounting to $1,585,303.

In April 2000, we consummated a reorganization pursuant to which we, and Fusion Networks, became wholly-owned subsidiaries of Fusion Networks Holdings. As a result of that transaction, we will no longer have the ability to issue stock or options to pay vendors and others or to raise capital. Under the terms of the reorganization, we are entitled to fifty percent (50%) of all proceeds from the exercise of warrants and options outstanding on the date of the reorganization. On the closing date of the reorganization, we had approximately 198,475 outstanding warrants and 2,615,177 outstanding options with exercise prices ranging from $1.156 to $45.00 per share. Exercise of the outstanding warrants and options would produce approximately $20,400,000 of proceeds, of which we would receive one-half. Warrants and options outstanding, representing
approximately   $1,500,000   of  potential   gross   exercise   proceeds,   were
"in-the-money" as of May 10, 2000. There is no assurance that any of the outstanding warrants and options, particularly warrants and options which are not "in-the-money" will ever be exercised.

As a result of our limited resources and substantial costs of pursuing energy projects, we have substantially curtailed all efforts to develop energy projects in the future. In connection with our determination to curtail development of energy projects, we are attempting to sell our interest in our El Salvador energy project and various other energy projects. We have signed a Memorandum of Understanding with a potential purchaser of the El Salvador Project. There is no assurance that we will be successful in our efforts to sell our energy project assets.

Other than funds provided by operations and the potential receipt of funds from the exercise of outstanding warrants and options, settlement of claims and litigation and sale of assets, we presently have no sources of financing or commitments to provide financing.

We believe that our working capital, combined with the expected receipt of funds from the exercise of options and warrants, the resolution of certain change orders and litigation and the sale of certain assets, is sufficient to meet our anticipated needs for at least the following twelve months, including the performance of all existing contracts of the Company. However, as there is no assurance as to the timing or amount of the receipt of funds from change orders, litigation or other sources, we may be required to seek new bank lines of credit or other financing in order to facilitate the performance of jobs. While we are conducting ongoing discussions with various potential lenders with a view to establishing available credit facilities, we presently have no commitments from any bank or other lender to provide financing if such financing becomes necessary to support operations.

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

ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable

     (b)  Not applicable

     (c) (i) Pursuant to the 350,000 shares reserve established for issuance to various vendors in payment for services provided to the Company, at various dates during the quarter ended March 31, 2000, the Company issued an aggregate of 127,357 shares of its common stock to vendors pursuant to that reserve.

          (ii) The securities were issued, without an underwriter, to a total of 15 vendors of the Company and to one bonding company.

          (iii) The securities were issued in satisfaction of amounts owed to vendors of the Company totaling approximately $350,000 and as a deposit in lieu of a bond to a bonding company in the amount of approximately $200,000. No commissions were paid in connection with the issuance of the securities.

          (iv) The securities were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The securities issuances were privately negotiated pursuant to settlement efforts with selected vendors without any general soliciation or advertising. The securities bear legends restricting the resale thereof.

     (d)  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On  March  28,  2000,  a  special   meeting  of  shareholders  of  IDM
          Environmental Corp. was held.

     (b)  Not applicable

     (c)  The following matters were voted upon at such meeting:

          (i) Approval of a Plan of Reorganization and Merger by an among IDM, Fusion Networks Holdings and IDM Merger Subsidiary, pursuant to which a holding company will be formed, whereby Fusion Networks and IDM will each become wholly-owned subsidiaries of Fusion Networks Holdings and each shareholder of Fusion Networks will receive one share of common stock of Fusion Networks Holdings for each share of Fusion Networks held.
               (1,848,215 For, 68,850 Against, 16,404 Abstain)

          (ii) Approval of an Agreement and Plan of Merger by and among Fusion Networks Holdings Fusion Networks and IDM/Fusion Acquisition Corporation, pursuant to which Fusion Networks will become a wholly-owned subsidiary of Fusion Networks Holdings.
               (1,847,873 For, 69,022 Against, 16,574 Abstain)

          (iii)Approval of an amendment to the IDM Environmental Corp. 1998 Comprehensive Stock Option and Award Plan, as assumed by Fusion Networks Holdings, Inc. which will (a) increase the number of shares of common stock reserved for issuance under such plan by an additional 1,600,000 shares, and (b) fix 400,000 as the maximum number of shares which may be subject to awards granted under the 1998 Stock Option Plan to any individual in any calendar year.
               (1,658,646 For, 247,098 Against, 27,725 Abstain)

     (d)  Not applicable

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

                                                 IDM ENVIRONMENTAL CORP.


Dated: May 15, 2000
                                           By: /s/ Joel Freedman
                                              --------------------------------
                                                Joel Freedman, President


Dated: May 15, 2000
                                           By: /s/ Michael B. Killeen
                                              --------------------------------
                                                Michael B. Killeen, Principal
                                                Financial and Accounting Officer